Form 10-Q
period 1998-09-30
ONEPOINT COMMUNICATIONS CORP /DE
filed 1998-11-17
CIK 1070703

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period ended September 30, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                       Commission File Number ___________


                         ONEPOINT COMMUNICATIONS CORP.
             (Exact name of Registrant as specified in its charter)

      STATE OF DELAWARE           2201 WAUKEGAN ROAD,          36-4225811
(State or other jurisdiction of   SUITE E-200            (IRS Employer I.D. No.)
 Incorporation or Organization)   BANNOCKBURN, ILLINOIS
                                  (Address of principal
                                  executive offices)

                                  60015           847-374-3700
                                  (Zip code)      (Registrant's telephone number
                                                  including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing for the past 90 days.

Yes  [   ]  No  [ X ]

Indicate the number of shares outstanding of issuer's classes of common stock as of the latest practicable date.

                Class                  Outstanding at November 16, 1998
                -----                  ---------------------------------

     Common Stock, $0.01 par value              1,000,000 shares

                         ONEPOINT COMMUNICATIONS CORP.

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements:

             Unaudited Condensed Consolidated Balance Sheets as of
             September 30, 1998 (unaudited) and December 31, 1997 (restated)           3

             Unaudited Condensed Consolidated Statements of Operations
             for the three months and nine months ended September 30, 1998
             and September 30, 1997                                                    4

             Unaudited Condensed Consolidated Statements of Cash Flows
             for the nine months ended September 30, 1998 and September 30, 1997       5

             Notes to Consolidated Financial Statements                                6

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                    13


Part II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                                        21

     Item 2. Changes in Securities                                                    21

     Item 3. Defaults Upon Senior Securities                                          22

     Item 4. Submission of Matters to a Vote of Security Holders                      22

     Item 5. Other Information                                                        22

     Item 6. Exhibits and Reports on Form 8-K                                         22

Signatures

Exhibit Index

                         PART I. FINANCIAL INFORMATION
                 ONEPOINT COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                     September 30, 1998                  December 31, 1997
                                                         (Unaudited)                          (Note)
                                                     ------------------                  -----------------
Assets
Current assets:
  Cash and cash equivalents                                    $  5,053                           $  5,463
  Restricted cash                                                   127                                 --
  Investment in government securities, current                   47,656                                 --
  Accounts receivable, net                                        1,585                                 31
  Affiliate receivable                                              271                                113
  Prepaid expenses                                                1,183                              1,132
                                                               --------                           --------
     Total current assets                                        55,875                              6,739

Investment in government securities, non-current
($80,386 restricted)                                             86,625                                 --
Investments in unconsolidated subsidiaries                        7,781                             10,061
Property and equipment, net of accumulated
depreciation                                                      8,571                              2,704
Intangible assets, net of accumulated depreciation               14,286                                 --
Other assets                                                      5,779                                257
                                                               --------                           --------
     Total assets                                              $178,917                           $ 19,761
                                                               ========                           ========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expense                         $  7,692                           $  2,808
  Accrued interest payable                                        9,178                                 --
                                                               --------                           --------
     Total current liabilities                                   16,870                              2,808
Notes payable, non-current                                      175,000                                 --
Stockholders' equity
  Common stock, $0.01 par value,
     2,000,000 shares authorized, 1,000,000
     shares issued and outstanding at
     September 30, 1998 and December 31,
     1997, respectively                                              10                                 10
  Preferred stock, $1.00 par value,
     35,000 shares authorized, 35,000 shares
     issued and outstanding at September 30,
     1998 and December 31, 1997, respectively                        35                                 35
  Additional capital                                             35,035                             35,035
  Accumulated deficit                                           (48,263)                           (18,127)

Unrealized gains on securities                                      230                                 --
                                                               --------                           --------
     Total stockholders' equity                                 (12,953)                            16,953
                                                               --------                           --------
     Total liabilities and stockholders' equity                $178,917                           $ 19,761
                                                               ========                           ========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date and restated as discussed in Note 1 in the accompanying notes.

   The accompanying notes are an integral part of these financial statements.

                ONEPOINT COMMUNICATIONS CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                 (Dollars in thousands, except per share data)


                                                     Three Months Ended           Nine Months Ended
                                                        September 30,                September 30,
                                                     1998          1997           1998         1997
                                                    -------------------------------------------------
Revenue                                              $   2,765    $     2      $    3,440   $      2
Cost of revenue                                          2,916          3           4,822          3
                                                    -------------------------------------------------
Gross margin (loss)                                       (151)        (1)         (1,382)        (1)
Expenses:
   Selling, general and administrative                   8,880      3,436          17,745      8,858
   Depreciation and amortization                           462        187             773        369
                                                    -------------------------------------------------
Loss from operations                                    (9,493)    (3,624)        (19,900)    (9,228)
Other income (expense):
   Interest income                                       1,046          7           1,674         41
   Interest expense                                     (6,697)        --          (9,647)        --
   Other income                                             --         --              17         --
                                                    -------------------------------------------------
Loss before losses in investments in                   (15,144)    (3,617)        (27,856)    (9,187)
   unconsolidated subsidiaries
Loss in investments in unconsolidated                     (714)      (775)         (2,280)    (1,900)
   subsidiaries
                                                    -------------------------------------------------
Loss before taxes                                      (15,858)    (4,392)        (30,136)   (11,087)
Income tax expense (benefit)                                --         --              --         --
                                                    -------------------------------------------------
Net loss                                             $ (15,858)   $(4,392)     $  (30,136)  $(11,087)
                                                    =================================================
Net loss per common share--Primary                   $  (15.86)                $   (30.14)
                                                    ==========                 ==========
Shares used in computing loss per share:
Weighted average common shares --
     Primary                                         1,000,000                  1,000,000
                                                     =========                  =========

          The accompanying notes are an integral part of these financial statements.

                 ONEPOINT COMMUNICATIONS CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (Dollars in thousands)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                1998               1997
                                                                             ----------          ---------
Net cash (used) in operating activities:
Net loss                                                                     $ (30,136)          $(10,918)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                 773                181
     Amortization of discounts on debt issued included in interest
      expense                                                                       54                 --
     Loss in investment in unconsolidated subsidiaries                           2,280              1,900
     Effect of unrealized gain on governmental securities                          230                 --
     Changes in operating assets and liabilities:
         Accounts receivable                                                    (1,554)               (16)
         Prepaid expenses                                                          (51)               (99)
         Other assets                                                           (5,522)               287
         Affiliate receivable                                                     (158)               (58)
         Accounts payable and accrued expenses                                   4,884              1,327
         Affiliate payable                                                          --                138
         Accrued interest                                                        9,177                 --
         Deferred taxes                                                             --                 --
                                                                             ---------          ---------
            Net cash used in operating activities                              (20,023)            (7,258)

Investing activities:
    Restricted cash                                                               (127)            13,000
    Investment in unconsolidated subsidiary                                         --            (12,382)
    Proceeds from sale of marketable securities                                 35,309                 --
    Purchase of marketable securities                                         (169,425)                --
    Acquisition of intangible assets                                            (5,279)                --
    Acquisition of property and equipment                                       (6,397)            (1,510)
                                                                             ---------          ---------
            Net cash (used in) provided by investing activities               (145,919)              (892)

Cash flows from financing activities:
    Proceeds from unit offering                                                175,000                 --
    Other debt issuance costs                                                   (9,468)                --
    Other long term debt                                                         4,300                 --
    Repayment of long term debt                                                 (4,300)                --
    Unitholder contribution                                                         --              8,519
                                                                             ---------          ---------
            Net cash provided by financing activities                          165,532              8,519
                                                                             ---------          ---------

Net (decrease) increase in cash                                                   (410)               369
Cash at the beginning of period                                                  5,463                103
                                                                             ---------          ---------
Cash at the end of period                                                    $   5,053          $     472
                                                                             =========          =========

   The accompanying notes are an integral part of these financial statements.

                ONEPOINT COMMUNICATIONS CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                 (Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

     The financial statements for the three months and nine months ended September 30, 1998, and September 30, 1997 and the related footnote information are unaudited and have been prepared on a basis consistent with the audited consolidated financial statements of OnePoint Communications, LLC, and subsidiaries (collectively, the "Predecessor Company") as of and for the year ended December 31, 1997 included in Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 18, 1998 (the "Registration Statement") of OnePoint Communications Corp. ("OnePoint" or the "Company"). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements of the Predecessor Company as of and for the year ended December 31, 1997 included in the Registration Statement. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the consolidated financial position of the Company at September 30, 1998 and the results of their operations and their cash flows for the quarter and nine months ended September 30, 1998, and September 30, 1997. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     In April 1998, in order to convert the Predecessor Company into a corporation, VenCom, L.L.C. and Ventures in Communications, L.L.C. ("VIC") contributed their membership interests in the Predecessor Company and a $1,500 promissory note payable by the Predecessor Company to VIC to Ventures in Communications II, LLC ("VIC2") in exchange for membership interest of VIC2. Subsequently, the Predecessor Company merged with and into the Company, with the Predecessor Company's outstanding membership interests and its $1,500 promissory note payable to VIC exchanged for shares of the Company's common stock and preferred stock. As a result of the merger transactions, the Company became a Delaware corporation which is wholly owned by VIC2. The financial position of the Predecessor Company as of December 31, 1997 has been restated to reflect this change in entity.

     As of November 6, 1998, the date on which the Notes and the Warrants described in the Registration Statement became separable, the Company will recognize a discount on the book value of the Notes relating to the Warrants and will amortize this amount over the life of the Notes. Accordingly, no amortization of the discount of the Notes resulting from the issuance of the Warrants has been recorded in the financial statements for the periods ended September 30, 1998.

Note 2 - Acquisitions

      On February 23, 1998, the Company purchased certain cable television right-of-entry ("ROE") contracts and satellite cable television equipment from U.S. Online Communications, LLC. The purchase resulted in the addition of 425 cable television subscribers located in two properties in Atlanta, Georgia. The purchase price was approximately $399 in cash.

     On June 9, 1998, the Company entered into a definitive agreement to acquire certain cable television ROE contracts and microwave cable television equipment of Preferred Entertainment, Inc., a subsidiary of People's Choice - TV Corp. ("PCTV"), a private cable television provider. On July 1, 1998, August 10, 1998 and October 1, 1998, the Company completed closings acquiring such assets of PCTV for a total consideration of $12,436. The PCTV acquisitions provided contractual rights to serve 28,270 multiple dwelling units ("MDU") passings in 160 properties in the Chicago market. A Report on Form 8-K with respect to this acquisition was distributed to the note holders on September 17, 1998 and was filed with the Securities and Exchange Commission on November 16, 1998.

                ONEPOINT COMMUNICATIONS CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                 (Dollars in thousands, except per share data)


Note 2-- Acquisitions (continued)

                 ONEPOINT COMMUNICATIONS CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    PROFORMA
                 (Dollars in thousands, except per share data)

                                                                                                                ProForma
                                          OnePoint                                           Adjustment         OnePoint
                                        Nine Months        Adjustment         Adjustment     to Reflect        Nine Months
                                           Ended           to Reflect       Reflect August   October 1,          Ended
                                        September 30,     July 1, 1998        10, 1998          1998          September 30,
                                           1998           Acquisition        Acquisition     Acquisition          1998
                                        -------------------------------------------------------------------------------------
Revenue                                  $    3,440         $    2,267      $      304        $       61     $    6,072
Cost of revenue                               4,822              1,538             206                41          6,608
                                        -------------------------------------------------------------------------------------
Gross margin (loss)                          (1,382)               729              98                20           (536)
Expenses:
  Selling, general and administrative        17,745                843             113                23         18,724
  Depreciation and amortization                 773                969             130                26          1,898
                                        -------------------------------------------------------------------------------------
Loss from operations                        (19,900)            (1,083)           (145)              (29)       (21,158)
Other income (expense):

  Interest income                             1,674                 --              --                --          1,674
  Interest expense                           (9,647)                --              --                --         (9,647)
  Other income (loss)                            17                 --              --                --             17
                                        -------------------------------------------------------------------------------------
Loss before losses in investments in        (27,856)            (1,083)           (145)              (29)       (29,114)
 unconsolidated subsidiaries
Loss in investments in unconsolidated
 subsidiaries                                (2,280)                --              --                --         (2,280)
                                        -------------------------------------------------------------------------------------
Loss before taxes                           (30,136)            (1,083)           (145)              (29)       (31,394)
Income tax expense (benefit)                     --                 --              --                               --
                                        -------------------------------------------------------------------------------------
Net loss                                 $  (30,136)        $   (1,083)     $     (145)       $      (29)    $  (31,394)
                                        =====================================================================================

Net loss per common share--Basic         $   (30.14)        $    (1.08)     $    (0.15)       $    (0.03)    $   (31.40)
                                        =====================================================================================
Shares used in computing loss per share:
Weighted average common shares            1,000,000          1,000,000       1,000,000         1,000,000      1,000,000
                                        =====================================================================================

     As a result of the October 1, 1998 closing of the PCTV acquisition, the Company paid approximately $200, of which, substantially all was allocated to intangible assets acquired.

     The assets associated with the above transactions were recorded at their respective fair market values.

     On June 23, 1998, the Company entered into letters of intent to acquire certain cable television ROE contracts and related equipment of three companies in North Carolina. During November of 1998, the Company ceased negotiations for the acquisition of these assets.

     During October of 1998 the Company ceased negotiations for the acquisition of MDU assets and ROE agreements from PCTV in the Phoenix market which were previously covered by a letter of intent.

                ONEPOINT COMMUNICATIONS CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                (Dollars in thousands, except per share data)


Note 3 - Summarized Income Statement Information of Affiliates

     The Company has investments ranging from 41-50% in three companies and accounts for those investments using the equity method. The combined results of operations and financial position of the Company's equity-basis affiliates are summarized below (in thousands):

                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                   September 30,
                                              ----------------------------------------------------------------
                                                    1998            1997              1998            1997
                                              ----------------------------------------------------------------
Condensed Operating Information
   Net sales                                      $ 4,103          $ 3,582          $11,548         $10,677
   Loss from operations                           $ 1,057          $   870          $ 2,069         $ 1,703
   Net loss                                       $(1,702)         $(1,057)         $(3,632)        $(1,924)

Note 4 - Unit Offering

     During May 1998 the Company sold 175,000 Units consisting of 14 1/2% Senior Notes due 2008 (the "Notes") and Warrants to purchase 111,125 shares of Common Stock (the "Warrants") for gross proceeds of $175,000. Each Warrant entitles the holder to purchase 0.635 shares of Common Stock of the Company at an exercise price of $0.01 per share. Unless exercised, the Warrants expire on June 1, 2008. The Warrants separated from the Notes and thus became exercisable on November 6, 1998.

     The Notes bear interest annually at 14 1/2% from the date of issuance. Interest payments are due on June 1 and December 1 of each year, commencing on December 1, 1998. The Company is not required to make mandatory redemption or sinking fund payments under the Notes. The Notes are generally not redeemable at the option of the Company at any time prior to June 1, 2003. Thereafter, the Notes will be subject to redemption at any time at the option of the Company, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus any unpaid interest and Liquidated Damages, if any.

                                                                   Percentage
                                                                ------------------
June 1, 2003 to May 31, 2004                                          107.250%
June 1, 2004 to May 31, 2005                                          104.833%
June 1, 2005 to May 31, 2006                                          102.417%
June 1, 2006 and thereafter                                           100.000%

     In addition, the Company may redeem up to 35% of the aggregate principal amount of issued Notes at a redemption price of 114.5% of the principal amount, plus unpaid interest and liquidated damages, if any, with the net cash proceeds of one or more public or private offerings of Common Stock generating net cash proceeds to the Company of at least $20,000; provided at least 65% of the aggregate principal amount of Notes issued on the Closing Date remain outstanding immediately after such redemption.

     In connection with the unit offering, the Company purchased $80,500 of government securities. These investments will be used to fund the first seven scheduled interest payments on the Notes. These securities are pledged to the trustee for the benefit of the holders of the Notes, and secure a portion of the Company's obligations under the Indenture with respect to the Notes (the "Indenture").

                ONEPOINT COMMUNICATIONS CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                (Dollars in thousands, except per share data)

Note 4 - Unit Offering (continued)

     Pursuant to a change in control, as defined in the Indenture, the Company will be required to make an offer to each Note holder to repurchase all or any part of the Notes at 101% of the aggregate principal amount, plus unpaid interest and liquidated damages, if any.

     Amounts outstanding under the notes were $175,000 at September 30, 1998. Interest accrued under the notes at September 30, 1998 was $9,177.

     In connection with the unit offering, the Company is required to comply with specified covenants. These covenants include, among other things, limitations on sales of subsidiaries and certain assets, mergers, and other activities.

     The Company has not yet satisfied the requirement in the Registration Rights Agreement to have the Exchange Offer Registration Statement declared effective and believes the Company will begin to accrue Liquidated Damages on November 17, 1998. Refer to Note 10 -- Subsequent Events.

Note 5 - Term Note

     On March 25, 1998, the Company entered into a term note with a bank (the "Bank Facility"). Under the terms of the Bank Facility, the Company may borrow up to $9,000. Principal payments on amounts borrowed begin on January 1, 1999 with all balances payable on or before January 1, 2003. The Bank Facility has mandatory repayment provisions upon certain events. The Bank Facility is secured by certain of the Company's assets and is guaranteed by SBC Communications Inc. As of September 30, 1998 the amount available to the Company under the Bank Facility is $8,555 due to the issuance of two letters of credit by the bank totaling $445 which remained outstanding as of September 30, 1998.

Note 6 - Equity

     Pursuant to the Company's recapitalization as described in Note 1, the Company authorized 2,000,000 shares of $0.01 par value Common Stock, and 35,000 shares of $1.00 par value Preferred Stock.

     Upon liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to receive pro rata the assets of the Company which are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of Preferred Stock. Each outstanding share of Common Stock is entitled to vote on all matters submitted to a vote of stockholders. Subject to the prior rights of the holders of Preferred Stock, the holders of outstanding shares of Common Stock are entitled to receive dividends as determined, from time to time, by the Board of Directors. The Indenture restricts the ability of the Company to pay dividends on the Common Stock.

     Upon liquidation, dissolution or winding up of the Company, each holder of Preferred Stock is entitled to be paid before any distribution or payment is made with respect to any other class of the Company's capital stock, an amount in cash equal to the aggregate of all shares held by such holder that is equal to the initial price paid to the Company for such shares at issuance. The Preferred Stock does not accrue dividends, and is not convertible into any other class of capital stock. The Preferred Stock may be redeemed by the Company, in whole or in part, at any time, but is not subject to mandatory redemption.

                ONEPOINT COMMUNICATIONS CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                (Dollars in thousands, except per share data)

Note 7 - Changes in Non-owner Equity

     Beginning in the first quarter of 1998, compliance with SFAS No. 130, "Reporting Comprehensive Income" was required. In accordance with the requirements of this standard, the components of changes in non-owner equity, net of related tax for the three and nine months ended September 30, 1998 are as follows:

                                        Three Months Ended       Nine Months Ended
                                        September 30, 1998       September 30, 1998
                                      ---------------------------------------------
Net Loss                                         $(15,858)                 $(30,136)
Unrealized gain on securities                         223                       230
                                      ---------------------------------------------
Changes in non-owner equity                      $(15,635)                 $(29,906)
                                      =============================================

There were no items which affected non-owner equity in the three and nine months ended September 30, 1997.

Note 8 - Supplemental Cash Flow Data

     The Company made cash payments of $22 and $0 for interest and income taxes, respectively, and recapitalized long-term debt totaling $1,500 through the issuance of stock during the nine months ended September 30, 1998. During the nine months ended September 30, 1997, the Company made no cash payments for interest or income taxes.

Note 9 - Arbitration Proceedings

     On August 6, 1998 OnePoint Communications Holdings, LLC filed a demand for arbitration of certain disputes arising under the Mid-Atlantic operating and management agreements. The arbitration demand seeks resolution of the following questions: (i) whether OnePoint is entitled to obtain and disclose Mid-Atlantic's results in connection with the Exchange Offer; (ii) whether Mid-Atlantic Holdings, the other owner of membership interests in Mid-Atlantic, and John Norcutt, the Business Manager of Mid-Atlantic and a principal of Mid-Atlantic Holdings, breached their contractual and fiduciary obligations to OnePoint by delaying and then conditioning the release of Mid-Atlantic's 1997 audited financial statements on a grant of business concessions from OnePoint;
(iii) whether Mid-Atlantic Holdings and Norcutt breached their contractual and fiduciary obligations to Mid-Atlantic and OnePoint by rejecting an offer of financing from OnePoint in favor of an inferior offer from an unaffiliated financing source; (iv) whether Mid-Atlantic Holdings and Norcutt violated their contractual and fiduciary duties to OnePoint by imposing on OnePoint a four-day deadline to meet a June 1998 capital call for Mid-Atlantic; and (v) whether Mid-Atlantic Holdings and Norcutt are liable for damages to OnePoint resulting from the breaches of contractual and fiduciary duties described above. On August 27, 1998, Mid-Atlantic Holdings filed a motion in Circuit Court in Lake County, Illinois seeking to enjoin the Company from participating in the arbitration with respect to the first question on the grounds that the Company is not a party to the Mid-Atlantic Operating and Management Agreements. On October 1, 1998 this motion was granted in part, staying the Company from participating in the arbitration, but allowing OnePoint Communications Holdings, LLC to pursue its claims, including those relating to the first questions stated above. The Company is continuing to seek resolution of all of these issues.

                ONEPOINT COMMUNICATIONS CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                 (Dollars in thousands, except per share data)

Note 10 - Subsequent Events

     The Company's Notes and Warrants were separated on November 6, 1998. The Company completed open market purchases of Notes having an aggregate principal amount of $35,750 between November 9 and November 12, 1998 at various prices at a total cost of $17,432, including accrued interest and transaction fees. The Company is seeking to have a proportionate amount of the restricted securities (which it estimates to be approximately $16,445) released in accordance with the terms of the pledge agreement.

     On October 1, 1998, the Company acquired certain additional assets of PCTV for a total consideration of $200. This PCTV acquisition provided contractual rights to serve 450 MDU passings in one property in the Chicago market. Unless additional PCTV obtains ROE consents with respect to an additional 76 passings originally intended to be acquired by the Company, this will be the final closing with respect to the PCTV acquisition. During October of 1998 the Company ceased negotiations for the acquisition of MDU assets and ROE agreements from PCTV in the Phoenix market which were previously covered by a letter of intent. During November of 1998, the Company ceased negotiations for the acquisition of certain private cable assets located in North Carolina which were previously covered by a letter of intent.

     In connection with the offering of the Units in May 1998, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") pursuant to which it agreed to file and use its best efforts to cause to become effective the Registration Statement relating to an offer to exchange the Notes (the "Exchange Offer") for substantially identical notes which are not subject to the restrictions on transfer that are applicable to the Notes. The Company filed the Registration Statement on September 18, 1998, as required under the Registration Rights Agreement. The Registration Rights Agreement provides, however, that if the Registration Statement has not been declared effective by the Securities and Exchange Commission (the "Commission") on or before November 17, 1998, then Liquidated Damages will accrue with respect to the Notes. Such Liquidated Damages accrue at a rate of $0.05 per week per $1,000 principal amount of Notes for the first 90 days beyond November 17, 1998, and thereafter increase by $0.05 per week per $1,000 principal amount of Notes each 90 day period, up to a maximum of $0.50 per week per $1,000 principal amount of Notes. Liquidated Damages cease to accrue when the Registration Statement is declared effective. The Company does not believe the Registration Statement will be declared effective by November 17, 1998, and, accordingly, believes that the Company will begin accruing Liquidated Damages on that date. As a condition to the effectiveness of the Registration Statement, the Company is required to file as an exhibit to the Registration Statement the consent of the independent auditors of Mid-Atlantic Telcom Plus, LLC ("Mid-Atlantic") to the inclusion of their report with respect to Mid-Atlantic's financial statements in the Registration Statement. Mid-Atlantic has refused to supply its independent auditors with information necessary for them to provide such consent. The Company has requested that the Commission waive the requirement that Mid-Atlantic's financial statements be included in the Registration Statement, but has not received a response from the Commission. There can be no assurance as to whether or when the Company will be able to obtain such a waiver or will obtain the required consent from Mid-Atlantic's independent auditors (Refer to Note 9 Arbitration Proceedings).

                ONEPOINT COMMUNICATIONS CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                 (Dollars in thousands, except per share data)

Note 10 - Subsequent Events (continued)

     The Mid-Atlantic operating results included in the losses in investments in unconsolidated subsidiaries in this Form 10-Q are based on Mid-Atlantic's internal unaudited financial results as reported to the Company for periods through September 30, 1998. Since the arbitration demand was filed, the Manager of Mid-Atlantic has delayed certain financial and operating reporting and failed to respond to a written request for inspection of its records. The Company believes that the Manager's refusal to provide this information violates its legal and contractual obligations to the Company and to OnePoint Communications Holdings, LLC, a subsidiary of the Company. The Company has and will continue to use all remedies available to obtain this information. Further, the Company has become aware that Mid-Atlantic completed an acquisition of private cable assets in the Philadelphia metropolitan area from CAI Wireless Systems, Inc. on September 24, 1998 for cash consideration of approximately $5,239.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)

     The following discussion should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and associated Notes thereto and the audited Consolidated Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Predecessor Company as of and for the year ended December 31, 1997 included in the Registration Statement. This discussion includes certain forward-looking statements. Actual results could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the risk factors that could cause actual results to differ materially from the forward-looking statements, see "Risk Factors" included in the Registration Statement.

GENERAL

     OnePoint is a rapidly growing provider of bundled telephony and video services to residents of multiple dwelling units ("MDUs") in high growth, densely populated urban and suburban markets. The Company offers a wide range of residential telephony and video services, including local and long-distance telephony services and video subscription services in six regional markets. From its inception in 1996 until January 1998, the Company's principal activities consisted of procuring governmental authorizations, negotiating telephony and video ROE contracts for MDUs, hiring management and other key personnel, raising capital, developing, acquiring and integrating customer service, billing and other back office systems, identifying potential acquisition targets, and negotiating resale agreements. The Company commenced active marketing efforts in January 1998 in the Washington/Baltimore/ Philadelphia metropolitan area, in February 1998 in Atlanta and Chicago, and in March 1998 in Charlotte/Raleigh/Durham, Denver and Phoenix. While continuing to evaluate new potential markets for expansion, the Company has no current plans to expand into new markets within the next 12 months.

     Through September 1998, the Company had entered long term contracts providing preferential access to approximately 242,200 telephony or video passings in 1,115 MDUs in the Company's targeted markets. Through September 1998, the Company had 12,045 telephony and 16,383 video subscribers, and had commenced marketing of services to 144,600 telephony and 28,900 video passings in six target markets. Through September 1998, the Company had 311 internet subscribers through its high-speed internet trial launched during the third quarter. Through September 1998, the Company's proportional ownership share of Mid-Atlantic represented an additional 20,697 video subscribers and 36,700 video passings.

     On February 23, 1998, the Company purchased certain cable television ROE contracts and satellite cable television equipment from U.S. Online Communications, LLC. The purchase resulted in the addition of 425 cable television subscribers located in two properties in Atlanta, Georgia. On July 1, 1998, August 10, 1998 and October 1, 1998, the Registrant completed closings acquiring certain assets of PCTV for a total consideration of $12,436. In total, the PCTV acquisitions provided contractual rights to serve 28,270 MDU passings in 160 properties in the Chicago market.

ISSUANCE OF NOTES AND WARRANTS

     On May 21, 1998, the Company completed its offering of $175,000 aggregate principal amount of Units consisting of 14.5% Senior Notes due 2008 and Warrants to purchase 111,125 shares of Common Stock. The Units were issued and sold in accordance with Rule 144A and Regulation S under the Securities Act.

     The Notes are general unsecured obligations of the Company ranking pari passu in right of payment to all existing and future unsubordinated indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company.

     The Notes mature on June 1, 2008. Interest on the Notes is payable semi-annually on June 1 and December 1, of each year, commencing December 1, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after June 1 of 2003, 2004, 2004, and 2005 at approximately 107%, 105%, 102%, and 100% of the principal amount thereof, respectively, in each case, plus accrued and unpaid interest to the date of redemption. In addition, on or prior to June 1, 2003, the Company may redeem up to 35% of the original aggregate principal amount of the Notes at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of certain private or public equity offerings of the sale of Common stock of at least $20,000; provided that at least 65% of the original aggregate principal amount of the Notes remain outstanding immediately after such redemption. Upon the occurrence of a certain change of control events, the Company will be required to make an offer to purchase the Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

     The net proceeds of the Offering, after deducting discounts and commissions and expenses payable by the Company, were approximately $169,425. Concurrent with the closing of the offering the Company used $80,500 of such net proceeds to purchase governmental securities, which, together with the proceeds thereof, will be used to pay the first seven semi-annual interest payments on the Notes.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997 (Dollars in thousands, except per subscriber amounts)

TOTAL REVENUES. Total revenues for the third quarter of 1998 were $2,765 compared to $2 for the same period in 1997. Telephony revenues and cable television revenues in the third quarter of 1998 were $1,524 and $1,241, respectively. Minimal revenue was generated in the third quarter of 1997 as the Company commenced limited operations in September of 1997 and more broadly initiated service during 1998. Total revenue per weighted average billed subscriber during September was approximately $70.91 for telephony services and $25.59 for video services, including all subscribers residing in MDUs covered by a bulk pricing arrangement. Monthly subscription fees are lower for MDUs covered by a bulk pricing arrangement. Monthly revenue per weighted average billed subscriber is impacted by the relative proportion of new subscribers incurring installation charges.

COST OF SERVICES. Cost of services (programming, telecommunications service and payments to owners and employees of MDUs) were $2,916 in the quarter ended September 30, 1998. Cost of services in the third quarter of 1998 exceeded revenues by $151 primarily because payments to certain MDU owners are structured on a per-passing basis and because of higher costs during a customer's installation period. The Company anticipates improvement in the relationship between costs of services and revenue as subscriber penetration increases and the relative proportion of new customers decreases.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $8,880 for the third quarter of 1998 compared to $3,436 in the third quarter of 1997, an increase of $5,444. This was primarily the result of increases in personnel and related costs associated with the initiation of service in three new regions and the increased volume of subscribers for the Company's services. The Company continues to experience higher than anticipated customer activation costs as it currently provides service through a resale agreement with the incumbent local exchange carrier (the "ILEC") and is dependent on the ILEC for the efficiency of order processing and installation. The reserve for bad debts was increased in September from 4% to 8% of telephony revenue as the Company has recently experienced an increased volume of non-pay disconnects.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $275 to $462 for the third quarter of 1998 from $187 in the same period in 1997. The increase is primarily attributable to an increase in cable and telephone systems and intangible assets resulting from purchases and installation of such equipment.

INTEREST INCOME AND EXPENSE. Interest expense was $6,697 for the third quarter of 1998 compared to $0 for the third quarter of 1997. The increase represents interest accrued on senior notes and premiums amortized on unrestricted marketable securities. The interest on senior notes accrues at a rate of 14.5% per year, payable semi-annually on June 1 and December 1, of each year, commencing December 1, 1998. Refer to Issuance of Notes and Warrants section in the Management Discussion and Analysis. Interest income was $1,046 for the third quarter of 1998, an increase of $1,039 over the same quarter of 1997. The increase reflects interest income derived from the short-term investment of proceeds from the Offering.

LOSSES IN EQUITY OF INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES. The Company recognized an equity loss of $714 from the operations of Mid-Atlantic during the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997 (Dollars in thousands, except per subscriber amounts)

TOTAL REVENUES. Total revenues for the nine months ended September 30, 1998, were $3,440 compared to $2 for the same period in 1997. Minimal revenue was generated for the nine-month period ended September 30, 1997 as the Company did not commence operations until September of 1997. Telephony revenues and cable television revenues for the nine months ended September 30, 1998 were $2,158 and $1,282, respectively. Total revenue per weighted average billed subscriber during September was approximately $70.91 for telephony services and $25.59 for video services, including all subscribers residing in MDUs covered by a bulk pricing arrangement. Monthly subscription fees are lower for MDUs covered by a bulk pricing arrangement. Monthly revenue per weighted average billed subscriber is impacted by the relative proportion of new subscribers incurring installation charges.

COST OF SERVICES. Cost of services (programming, telecommunication service costs and payments to owners and employees of MDUs) were $4,822 in the nine months ended September 30, 1998. Cost of services for the nine months ended September 30, 1998 exceeded revenues by $1,382 primarily because payments to certain MDU owners are structured on a per-passing basis and because of higher costs during a customer's installation period. The Company anticipates improvement in the relationship between costs of services and revenue as subscriber penetration increases and the relative proportion of new customers decreases.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $17,745 for the nine months ended September 30, 1998 compared to $8,858 in the comparable period of last year, an increase of $8,887, or 100%. This was primarily the result of increases in personnel and related costs associated with the initiation of service in three new regions and the increased volume of subscribers for the Company's communications services. The Company continues to experience higher than anticipated customer activation costs as it currently provides service through a resale agreement with the incumbent local exchange carrier (the "ILEC") and is dependent on the ILEC for the efficiency of order processing and installation. The reserve for bad debts was increased in September from 4% to 8% of telephony revenue as the Company has recently experienced an increased volume of non-pay disconnects.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $773 for the first nine months of 1998 compared to $369 in the comparable period of 1997, an increase of $404, or 109%. The increase is primarily attributable to an increase in cable and telephone systems and intangible assets resulting from purchases and construction of such equipment.

INTEREST INCOME AND EXPENSE. Interest expense was $9,647 for the nine months ended September 30, 1998, compared to $0 for the same period in 1997. The increase represents the interest accrued on senior notes and premiums amortized on marketable securities. The interest on senior debt accrues at a rate of 14.5% per year, payable semi-annually on June 1 and December 1, of each year, commencing December 1, 1998. Refer to Issuance of Notes and Warrants section in the Management Discussion and Analysis. Interest income was $1,674 for the nine months ended September 30, 1998, compared to $41 in the same period in 1997.
The increase reflects interest income from short-term investment of the proceeds from the Offering.

LOSSES IN EQUITY OF INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES. The Company recognized an equity loss of $2,280 from the operations of Mid-Atlantic Telcom Plus, LLC during the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has generated net losses since its inception, resulting in an accumulated deficit of $48,263 as of September 30, 1998. During the past year, the Company has required external funds to finance capital expenditures, acquisitions and operating activities. Net cash used in the Company's purchase and acquisition of assets was $6,397 for the first nine months of 1998 compared to $1,510 for the first nine months of 1997.

     From inception and until the issuance of the Notes, the Company relied primarily on investments from its principal stockholder in the form of equity to fund its operations. The Company has a Bank Facility of $9,000, pursuant to which $8,555 million was available to the Company as of September 30, 1998. Availability is reduced by two outstanding Letters of Credit issued by the bank.

     In May 1998, the Company issued the Units for gross proceeds of $175,000. Of this amount, approximately $80,500 was used to purchase government securities, which, together with the proceeds of the investment thereof, will be used to make the first seven semi-annual interest payments on the Notes.

     Cash flows used in operating activities were $20,023 and $7,258 for the nine months ended September 30, 1998 and 1997, respectively, an increase of $12,765 or 176%. The rollout and expansion of business operations during 1998 precipitated this increase. Cash flows used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

     Cash flows used in investing activities for the nine months ended
September 30, 1998 was $145,919. Cash flows provided in investing activities for the nine months ended September 30, 1997 was $892. Cash flows provided by financing activities was $165,532 and $8,519 for the nine months ended September 30, 1998 and 1997, respectively. As of September 30, 1998 the Company had $5,053 of cash and cash equivalents.

     The Company completed open market purchases of Notes having an aggregate principal amount of $35,750 between November 9 and November 12, 1998 at various prices at a total cost of $17,432, including accrued interest and transaction fees. The Company is seeking to have a proportionate amount of the restricted securities (which it estimates to be approximately $16,445) released in accordance with the terms of the pledge agreement. Based on market conditions, the Company will continue to evaluate the repurchase of Notes and may continue to utilize existing cash to fund additional purchases.

     The Company currently anticipates incurring liquidated damages resulting from its failure to have the Exchange Offer Registration Statement declared effective by the Commission by November 17, 1998 (Refer to Note 10 -- Subsequent Events). The Company estimates the liquidated damages, based on the Notes outstanding at November 13, 1998, will be $7 per week through February 17, 1999 and escalating each 90 day period thereafter in an amount equal to $7 per week, up to a maximum penalty of $70 per week until the Exchange Offer Registration Statement is declared effective.

     The Company's future results of operations will be materially impacted by its ability to finance its planned business strategies. The Company expects that its current financing will be sufficient to meet its operational rollout plans for the next twelve months. A considerable portion of the Company's capital expenditure requirements are scaleable dependent upon the number of ROE contracts the Company enters into. Capital expenditures may be larger or smaller depending whether the Company is able to achieve its targeted market share.

     Depending on market conditions and the availability of acquisitions on favorable terms, the Company may determine to raise additional capital. The Company may obtain additional funding through the sale of public or private debt and/or equity securities or through additional borrowings from banks or other lending institutions.

     The Company expects significant cash requirements for at least the next several years due to continued expansion of its customer base and the need to invest in facilities and equipment to support telephony and video services. The Company's future cash requirements will depend on a number of factors including
(i) the rate at which the Company secures ROE (ii) the level of penetration achieved for telephony and video services and the pricing of such services (iii) the availability of private cable acquisitions on favorable terms, (iv) the rate at which the Company deploys telephony facilities, the cost of equipment required to do so, and its ability to aggregate traffic onto the Company's facilities, (v) the expansion to additional markets, if any, and (vi) the repayment of the Notes in accordance with the terms thereof (including liquidated damages).


CAPITAL STRUCTURE

     The Company's capital structure consists of notes payable (including the Notes), Preferred Stock and Common Stock.

     Total borrowings as of September 30, 1998 were $175,000, all of which was related to the Notes. As of September 30, 1998, the balance outstanding on the Bank Facility was $0; however, outstanding letters of credit issued by the bank as of that date totaled $445.

     The Indenture governing the Notes contains certain financial covenants with which the Company must comply relating to, among other things, the following matters: limitation on the Company's payment of cash dividends, repurchase of capital stock, payment of principal on subordinated indebtedness and making of certain investments, unless after giving effect to each such payment, repurchase or investment, certain operating cash flow coverage tests are met, excluding certain permitted payments and investments.

     The $9,000 Bank Facility contains a number of covenants, including covenants requiring the Company to notify the bank of changes in its name or the locations of the collateral, maintain insurance, defend the collateral from claims of others, execute financing statements and other necessary documents, deliver certificates of documents of title, furnish evidence of ownership of collateral, maintain the collateral in good condition, make appropriate entries upon the Company's financial statements, books and records disclosing the bank's interest in the collateral, and notify the bank of any material loss or depreciation in the value of the collateral. The Bank Facility also prevents the company from selling, transferring or otherwise disposing of collateral without Northern Trust's consent.

YEAR 2000 DATA CONVERSION

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company's Program. The Company has undertaken a program to address the Year 2000 issue with respect to the following: (i) the Company's information technology and operating and support systems (including its customer care, trouble tracking, billing and provisioning systems); (ii) the Company's non-information technology systems; and (iii) certain systems of the Company's major suppliers and material service providers (insofar as such systems relate to the Company's business activities with such parties). As described below, the Company's Year 2000 program involves (i) an assessment of the Year 2000 problems that may affect the Company, (ii) the development of remedies to address the problems discovered in the assessment phase, (iii) the testing of such remedies and (iv) the preparation of contingency plans to deal with worst case scenarios.

     Assessment Phase. As part of the assessment phase of its program, the Company has and will continue to attempt to identify substantially all of the major components of the systems described above. In order to determine the extent to which such systems are vulnerable to the Year 2000 issue, the Company continuously evaluates its internally developed software applications. From the outset of operations, the Company's intent has been to procure hardware and software that is Year 2000 compliant. The Company has requested Year 2000 Compliance statements from the equipment, billing and communications carriers from which it procures equipment and services, and has either received written confirmation of their compliance or their intention to become compliant before the Year 2000. Every piece of computer equipment utilized by the Company was purchased in new condition after January 1, 1997. The servers (HP, Sun, and Compaq) are all either running a version of their operating systems which is certified by the manufacturer to be Year 2000 compliant, or the patch/upgrade has been identified and we are planning the upgrade. Each of the desktop computers is a Compaq Deskpro-line PC running either Windows 95 or Windows NT 4.0, which are either compliant or will be soon. The BIOS of each of these machines has been updated. The customer care and billing system, provided by CSG Systems, Inc. of Denver, CO, is Year 2000 compliant and has been tested.
The telephony provisioning system, provided by Beechwood Data Systems of Clark, NJ, is reported to be Year 2000 compliant. The Company has obtained written certifications from its underlying local and long distance service providers that all provisioning applications and interfaces to/from its underlying carriers will be Year 2000 compliant before the year 2000. With respect to the operation of their network, these local and long distance service providers have indicated that they have had Year 2000 projects underway for several years and expect to complete all Year 2000 upgrades during 1999, with time before year-end for system testing and quality assurance. The majority of equipment suppliers (i.e. HP, Sun, Compaq, Dell, Microsoft, and Novell) have directed the Company to their Internet web sites where they have posted product information relative to Year 2000 compliance. The Company has downloaded this information and has identified those systems that are compliant, as well as those systems that will have to be upgraded or replaced to become compliant. The Company has not reviewed the legal status of assurances regarding

Year 2000 compliance. The Company also relies on the information regarding Year 2000 compliance of its local and long-distance service providers as supplied to Public Service Commissions in each state.

     Remediation and Testing Phase. Based on the ongoing results of its assessment efforts, the Company will undertake remediation and testing activities. The activities conducted during the remediation and testing phase are intended to address information technology systems and non-information technology systems in an attempt to demonstrate that this software will be made substantially Year 2000 compliant on a timely basis. In this phase, the Company evaluates program applications and, if a potential Year 2000 problem is identified, takes steps to attempt to remediate the problem and to test the application to confirm that the remediating changes are effective and have not adversely affected the functionality of the application. The Company has historically tested systems utilizing internal resources. Testing is accomplished by setting system clocks ahead and then running these systems as in real operations. The results have proven that the customer care and billing system is compliant, the long distance provisioning software is compliant, and applicable SUN and SCO patches will bring the UNIX servers up to Year 2000 compliance. The lone application developed internally has been tested and is compliant. In addition to the individual testing of system components, the Company is testing integrated systems in order to test Year 2000 issues which may arise through a combination of individual systems. The Company is also exploring extending the integrated testing with EDI partners.

Contingency Plans. The Company intends to develop contingency plans to handle the most reasonably likely worst case Year 2000 scenarios. Mission-critical failure would relate to those systems which are vital to the provision of voice switching, processing, and transport services to our customers. Examples of mission-critical systems include those network and essential operating supporting systems provided and provisioned by the Company's underlying carriers that enable the Company to offer its customers local and long distance switched telecommunications services. As the Company initially operates under a resale arrangement from what is effectively a monopoly provider of certain network services, it has not as yet identified a timely and cost-effective contingency plan in the event of a pervasive and extended failure by its underlying carriers. If the underlying systems experience errors short of failure, these errors may prevent correct billing and/or provisioning of new service to the Company's customers. If any or all of our internal systems fail, but those of our underlying carriers do not, then service to existing customers would not be disturbed, although this failure may prevent correct billing and/or provisioning of new services. The Company intends to complete its worst case contingency plans after it has monitored and evaluated progress made by the communications carriers referred to above.

     Costs Related to the Year 2000 Issue: To date, the Company has incurred no explicit costs for its Year 2000 program, aside from indirect management costs related to the research of internal and vendors' systems, plans and procedures. While the Company anticipates relatively low direct costs related to its internal systems, total costs related to the Year 2000 issue will be a function of its vendors ability to make progress against their intended compliance before the year 2000.

     Risks related to the Year 2000 Issue. Although the Company's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Company's business and operations, the actual effects of the issue and the success or failure of the Company's efforts described above cannot be known until the Year 2000. Failure by the Company or its major suppliers to address adequately their respective Year 2000 issues in a timely manner (insofar as such issues relate to the Company's business) could have a material adverse effect on the Company's business, results of operations and financial condition.

The foregoing includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate", "anticipate," "believe," "should," "plans," or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed under "Risk Factors" and elsewhere in the Registration Statement, including, without limitation, the Company's limited history, early stage of operations, negative cash flow and operating losses, substantial leverage and debt service requirements, significant capital requirements, dependence on its affiliations with SBC and restrictions relating thereto, risks associated with MDU Rights of Entry, dependence on products and services of others, regulatory requirements and developments, difficulties implementing local exchange and long distance telephony services, availability of transmission sites, subscriber turnover rates, market acceptance of the Company's services, ability to procure programming services, dependence on billing and customer care and information systems, dependence on key personnel, competition, technological changes and market development patterns and the other factors noted in the offering memorandum with respect to the Company's business ("Cautionary Statements").
All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company has been and is involved in various legal proceedings, all of which management believes are routine in nature and incidental to the conduct of its business. The ultimate legal and financial liability of the Company with respect to such proceedings cannot be estimated with certainty, but the Company believes, based on its examination of such matters, that none of such proceedings, if determined adversely to the Company, would have a material adverse effect on the Company's results of operations and financial condition and its ability to meet its obligations under the Notes.

     On August 6, 1998 OnePoint Communications Holdings, LLC filed a demand for arbitration of certain disputes arising under the Mid-Atlantic Operating and Management Agreements. The arbitration demand seeks resolution of the following questions: (i) whether OnePoint is entitled to obtain and disclose Mid-Atlantic's results in connection with the Exchange Offer; (ii) whether the Mid-Atlantic Holdings, the other owner of membership interests in Mid-Atlantic, and Norcutt, the Business Manager of Mid-Atlantic and a principal of Mid-Atlantic Holdings, breached their contractual and fiduciary obligations to OnePoint by delaying and then conditioning the release of Mid-Atlantic's 1997 audited financial statements on a grant of business concessions from OnePoint; (iii) whether the Mid-Atlantic Holdings and Norcutt breached their contractual and fiduciary obligations to Mid-Atlantic and OnePoint by rejecting an offer of financing from OnePoint in favor of an inferior offer from an unaffiliated financing source; (iv) whether Mid-Atlantic Holdings and Norcutt violated their contractual and fiduciary duties to OnePoint by imposing on OnePoint a four-day deadline to meet a June 1998 capital call for Mid-Atlantic; and (v) whether Mid-Atlantic Holdings and Norcutt are liable for damages to OnePoint resulting from the breaches of contractual and fiduciary duties described above. On August 27, 1998, Mid-Atlantic Holdings filed a motion in Circuit Court in Lake County, Illinois seeking to enjoin the Company from participating in the arbitration with respect to the first question on the grounds that the Company is not a party to the Mid-Atlantic Operating and Management Agreements. On October 1, 1998 this motion was granted in part, staying the Company from participating in the arbitration, but allowing OnePoint Communications Holdings, LLC to pursue its claims, including those relating to the first questions stated above. The Company is continuing to seek resolution of all of these issues.


ITEM 2.  CHANGES IN SECURITIES

     In April 1998, pursuant to the Company's recapitalization, as described in
Note 1 and in the Registration Statement, the Company authorized 2,000,000 shares of $0.01 par value Common Stock, of which 1,000,000 shares were issued, and the Company authorized 35,000 shares of $1.00 par value Preferred Stock, of which all shares were issued.

     In April 1998, in order to convert the Predecessor Company into a corporation, VenCom, L.L.C. and Ventures in Communications, L.L.C. ("VIC") contributed their membership interests in the Predecessor Company and a $1,500 promissory note payable by the Predecessor Company to VIC to Ventures in Communications II, LLC ("VIC2") in exchange for membership interest of VIC2. Subsequently, the Predecessor Company merged with and into OnePoint Communications Corp., with the Predecessor Company's outstanding membership interests and its $1,500 promissory note payable to VIC exchanged for shares of the Company's Common Stock and Preferred Stock. As a result of the merger transactions, the Company became a Delaware corporation which is wholly owned by VIC2. The financial position of the Predecessor Company as of December 31, 1997 has been restated to reflect this change in entity.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

     On August 25, 1998, the Board of Directors approved and implemented a Stock Appreciation Rights Plan, pursuant to which employees of the Company received contractual rights to receive a portion of the appreciation of the market value of the Company. Pegged to a multiple of historical EBIT or a qualifying triggering event, these rights are subject to vesting requirements and broad discretion of the Compensation Committee of the Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     On September 17, 1998, the Company distributed to its note holders a report on Form 8-K that disclosed certain information regarding the acquisition of certain assets of PCTV that was effected July 1, 1998 and August 10, 1998. A report on the Form 8-K with respect to the acquisition was distributed to the note holders on September 17, 1998 and was filed with the Commission on November 16, 1998.

                         ONEPOINT COMMUNICATIONS CORP.
                                   FORM 10-Q
                               September 30, 1998

                                   SIGNATURE

     Pursuant to the requirements of the Indenture Agreement, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 16, 1998
      -----------------

                                ONEPOINT COMMUNICATIONS CORP.


                                  BY  /s/JOHN D. STAVIG


                                      -----------------------
                                      John D. Stavig
                                      Chief Financial Officer