Form 10-Q
period 1999-06-30
ONEPOINT COMMUNICATIONS CORP /DE
filed 1999-08-16
CIK 1070703

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 333-63787
                                              ---------

                         ONEPOINT COMMUNICATIONS CORP.

       State of Delaware                                 36-4225811
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


   2201 Waukegan Road, Suite E-200                           60015
           Bannockburn, IL                                (Zip Code)
(Address of principal executive offices)


              Telephone number, including area code: 847-374-3700

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ______         No  X
                        -
     The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding at August 13, 1999 was 1,000,000 shares.

                         ONEPOINT COMMUNICATIONS CORP.

                                     INDEX

PART I.   FINANCIAL INFORMATION                                                 PAGE
-------------------------------                                                 ----
Item 1.   Financial Statements

          ONE POINT COMMUNICATIONS CORP.

          .  Unaudited Consolidated Statements of Operations for the three
                   and six months ended June 30, 1999 and 1998                       3
          .  Unaudited Consolidated Balance Sheets as of June 30, 1999
                   and December 31, 1998                                             4
          .  Unaudited Consolidated Statements of Cash Flows for the six months
                   ended June 30, 1999 and 1998                                      5
          .  Notes to Unaudited Consolidated Financial Statements                    6

          VIC-RMTS-DC, LLC

           . Unaudited Statements of Operations for the three and six months ended
                   June 30, 1999 and 1998                                           11
           .  Unaudited Balance Sheets as of June 30, 1999 and December 31, 1998    12
           .  Unaudited Statements of Cash Flows for the six months ended
                   June 30, 1999 and 1998                                           13
           .  Notes to Unaudited Consolidated Financial Statements                  14

Item 2.    Management's Discussion and Analysis of Financial Condition and
                   Results of Operation

           ONEPOINT COMMUNICATIONS, CORP.                                           15

           VIC-RMTS-DC, LLC                                                         19

Item 3.    Quantitative and Qualitative Disclosures about Market Risk               23

PART II.  OTHER INFORMATION:
---------------------------

Item 1.    Legal Proceedings                                                        24

Item 2.    Changes in Securities and Use of Proceeds                                24

Item 3.    Defaults upon Senior Securities                                          24

Item 4.    Submission of Matters to a Vote of Security Holders                      24

Item 5.    Other Information                                                        24

Item 6.    Exhibits and Reports on Form 8-K                                         24

Signatures                                                                          25

Exhibit Index                                                                       26

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         OnePoint Communications Corp.
                Unaudited Consolidated Statements of Operations
                 (Dollars in thousands, except per share data)

                                                  Three Months Ended                       Six Months Ended
                                                       June 30,                                June 30,
                                               1999                1998                1999               1998
                                        ----------------------------------------------------------------------------
Revenue                                 $           4,705   $              551   $          9,123   $            675
Cost of revenue                                     5,048                1,361              9,227              1,906
                                        ----------------------------------------------------------------------------
                                                     (343)                (810)              (104)            (1,231)

Expenses:
 Selling, general and administrative               10,547                5,686             20,666              8,864
 Depreciation and amortization                        565                  198              1,220                310
                                        ----------------------------------------------------------------------------
Loss from operations                              (11,455)              (6,694)           (21,990)           (10,405)

Other income (expense)
 Interest income                                      862                  551              1,802                586
 Interest expense                                  (3,946)              (2,987)            (8,120)            (2,977)
 Other                                                 --                   --                 39                 17
                                        ----------------------------------------------------------------------------
                                                   (3,084)              (2,436)            (6,279)            (2,374)
                                        ----------------------------------------------------------------------------

Equity in losses of unconsolidated
 subsidiaries                                        (674)              (1,025)            (1,544)            (1,499)
                                        ----------------------------------------------------------------------------
Loss before extraordinary item                    (15,213)             (10,155)           (29,813)           (14,278)
Extraordinary gain on bond repurchases              8,581                   --             20,506                 --
                                        ----------------------------------------------------------------------------
Net loss                                $          (6,632)  $          (10,155)  $         (9,307)  $        (14,278)
                                        ============================================================================

Basic Earnings Per Share:
     (Loss) before extraordinary
     item                               $         (15,213)  $          (10,155)  $        (29,813)  $        (14,278)
     Extraordinary item                             8,581                   --             20,506                 --
                                        ----------------------------------------------------------------------------
     Net (loss)                         $          (6,632)  $          (10,155)  $         (9,307)  $        (14,278)
                                        ============================================================================
Shares used in computing loss per
 share:
     Weighted average common shares -
      basic                                     1,000,000            1,000,000          1,000,000          1,000,000
                                        ============================================================================

See accompanying notes.

                         OnePoint Communications Corp.
                          Consolidated Balance Sheets
                 (Dollars in thousands, except per share data)

                                                                                         June 30,                 December 31,
                                                                                           1999                     1998 (*)
                                                                                 --------------------------------------------------
Assets                                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                                    $                    157    $                5,730
    Restricted cash                                                                                   131                     5,199
    Investment in marketable securities, current                                                    4,619                    13,118
    Accounts receivable, net                                                                        2,711                     2,277
    Affiliate receivable                                                                              265                       653
    Prepaid expenses                                                                                2,243                       898
                                                                                 --------------------------------------------------
Total current assets                                                                               10,126                    27,875

Investment in marketable securities, non-current ($40,378 and $73,377,
 restricted at June 30, 1999 and December 31, 1998, respectively)                                  44,145                    86,705
Investments in unconsolidated subsidiaries                                                          4,739                     6,283
Property and equipment, net                                                                        15,596                    10,923
Intangible assets, net                                                                              8,541                    11,549
Other assets                                                                                        5,743                     5,972
                                                                                 --------------------------------------------------
Total assets                                                                     $                 88,890    $              149,307
                                                                                 ==================================================
Liabilities, Redeemable Preferred Stock and Stockholder's Equity/(Deficit)
Current liabilities:
    Accounts payable and accrued expense                                         $                  7,425    $                7,167
    Affiliate payable                                                                               3,200                     3,558
    Accrued interest payable                                                                        1,000                     1,701
    Current portion of long term debt                                                                 250                       250
                                                                                 --------------------------------------------------
Total current liabilities                                                                          11,875                    12,676

Long term debt - affiliate                                                                             --                        --
Long term debt                                                                                     88,725                   138,503
Redeemable preferred stock, $1.00 par value, 35,000 shares authorized, 35,000
 shares issued and outstanding at redemption value                                                 35,000                    35,000

Stockholder's deficit:
    Common stock, $0.01 par value, 2,000,000 shares authorized, 1,000,000 shares                       10                        10
      issued and outstanding at June 30, 1999 and December 31, 1998
    Additional capital                                                                              5,370                     5,370
    Accumulated deficit                                                                           (52,260)                  (42,953)
    Other comprehensive (loss) income                                                                 170                       701
                                                                                 --------------------------------------------------
Total stockholder's (deficit)                                                                     (46,710)                  (36,872)
                                                                                 --------------------------------------------------
Total liabilities, redeemable preferred stock and stockholder's equity/
 (deficit)                                                                       $                 88,890    $              149,307
                                                                                 ==================================================

(*) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                         OnePoint Communications Corp.
                Unaudited Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                                                                  Six Months Ended June 30,
                                                                                               1999                       1998
                                                                                            ----------------------------------
 Operating activities
 Net loss                                                                                   $  (9,307)              $  (14,278)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                1,220                      310
    Amortization of premium of securities acquired included in interest income                    736                       --
    Amortization of debt discount issuance cost and warrants included in interest expense         450                       --
    Amortization of developer payments included in reselling costs                              1,013                       --
 Losses in equity of interest of unconsolidated investments                                     1,544                    1,499
 Extraordinary gain on bond repurchases                                                       (20,506)                      --
 Unrealized loss on investments in marketable securities                                         (581)                      --
 Loss on disposal of property and equipment                                                         9
 Change in allowance for doubtful accounts                                                          2                       --
 Changes in operating assets and liabilities:
   Accounts receivable                                                                           (436)                    (367)
   Prepaid expenses                                                                            (2,095)                     156
   Other assets                                                                                   (34)                    (701)
   Affiliate payables                                                                            (358)                      --
   Affiliate receivables                                                                          388                     (286)
   Accounts payable and accrued expenses                                                          314                    3,287
   Accrued interest                                                                              (701)                   2,977
                                                                                            ----------------------------------
   Net cash used in operating activities                                                      (28,292)                  (7,403)

 Investing activities
 Restricted cash, net                                                                           5,068                     (125)
 Acquisition of intangible assets                                                                  --                      (30)
 Proceeds from sale of marketable securities                                                   84,835                    3,591
 Purchase of marketable securities                                                            (34,512)                (165,125)
 Acquisition of property and equipment                                                         (5,708)                  (1,466)
                                                                                            ----------------------------------
 Net cash provided by (used in) investing activities                                           49,683                 (163,155)

 Financing activities
 Proceeds from issuance of long-term debt                                                          --                  175,000
 Repayment of long-term debt                                                                  (26,964)                      --
 Other debt issuance costs                                                                         --                   (9,468)
                                                                                            ----------------------------------
 Net cash (used in) provided by financing activities                                          (26,964)                 165,532
 Net (decrease) in cash                                                                        (5,573)                  (5,026)
 Cash at the beginning of period                                                                5,730                    5,463
                                                                                            ----------------------------------
 Cash at the end of period                                                                  $     157               $      437
                                                                                            ==================================

See accompanying notes.

                         OnePoint Communications Corp.
             Notes to Unaudited Consolidated Financial Statements
                 (Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

     The financial statements for the three and six months ended June 30, 1999, and 1998 and the related footnote information are unaudited and have been prepared on a basis consistent with the audited consolidated financial statements of OnePoint Communications Corp. and subsidiaries as of and for the year ended December 31, 1998 included in Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 4, 1999 (the "Registration Statement") of OnePoint Communications Corp. ("OnePoint" or the "Company"). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to Consolidated Financial Statements of OnePoint Communications Corp. as of and for the year ended December 31, 1998 and the Financial Statements of OnePoint Communications, L.L.C., (the "Predecessor Company") as of and for the year ended December 31, 1997 included in the Registration Statement. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the consolidated financial position of the Company at June 30, 1999 and the results of its operations and their cash flows for the three and six month periods ended June 30, 1999 and 1998.

Note 2 - Summarized Income Statement Information of Affiliates

     The Company has investments ranging from 41-50% in two companies and accounts for those investments using the equity method. The combined results of operations and financial position of the Company's equity-basis affiliates are summarized below (in thousands):

                                                          Three Months Ended                     Six Months Ended
                                                               June 30,                              June 30,
                                                 ----------------------------------------------------------------------
                                                         1999              1998               1999               1998
                                                 ----------------------------------------------------------------------
     Condensed Operating Information
        Net sales                                         $ 4,984         $ 3,905            $ 9,760            $ 7,445
        Loss from operations                                1,453           1,012              2,843              1,946
        Net loss                                          $(1,802)        $(1,900)           $(3,732)           $(3,420)
                                                 ======================================================================

Note 3 - Debt

     On March 25, 1998, the Company entered into a term note with a bank (the "Credit Facility"). Under the terms of the Credit Facility, the Company may borrow up to $9,000. Through June 1999, the Company borrowed $8,750 with an additional $250 of availability securing a letter of credit. Principal payments began on January 1, 1999 with all balances payable on or before January 1, 2003. The Credit Facility has mandatory repayment provisions upon certain events. The Credit Facility is collateralized by certain of the Company's assets and is guaranteed by SBC. As of June 30, 1999 the outstanding principal balance was $8,562 and the amount available to the Company under the Credit Facility was $0.

     Under the terms of the indenture governing the Senior Notes, the Company is required to comply with specified covenants. These covenants include, among other things, limitations on sales of subsidiaries and certain assets, mergers, and other activities.

     In connection with the May 1998 offering of Senior Notes and Warrants, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") pursuant to which it agreed to file and use its best efforts to cause to become effective the registration statement relating to an offer to exchange the Senior Notes for substantially identical notes which are not subject to restrictions on transfer. The Company filed the registration statement on September 18, 1998, as required under the Registration Rights Agreement. The Registration Rights Agreement provides, however, that if the registration statement has not been declared effective by the Securities and Exchange Commission on or before November 17, 1998, then liquidated damages will accrue with respect to the Senior Notes. Such liquidated damages accrue at a rate of $0.05 per week per $1 principal amount of Senior Notes

                         OnePoint Communications Corp.
       Notes to Unaudited Consolidated Financial Statements (Continued)
                 (Dollars in thousands, except per share data)

Note 3 - Debt (Continued)

for the first 90 days beyond November 17, 1998, and thereafter increase by $0.05 per week per $1 outstanding principal amount of the Senior Notes each 90 day period, up to a maximum of $0.50 per week per $1 principal amount of Senior Notes (all amounts in the preceding sentence in dollars, not thousands). Liquidated damages cease to accrue when the registration statement is declared effective. The Company had accrued approximately $248 in liquidated damages through June 30, 1999. The registration statement was declared effective on August 6, 1999.

Note 4 - Debt Repurchases

     From January 8, 1999 through June 10, 1999, the Company completed open market purchases of its 14 1/2 % Senior Notes due 2008 (the "Senior Notes") having an aggregate principal amount of $51,250 at various prices for an aggregate cost of approximately $27,600, including accrued interest and transaction fees. As of June 30, 1999, there was $82,750 in principal amount of Senior Notes outstanding. The Company recognized an extraordinary gain on the early extinquishment of this debt of approximately $20,500 in the first six months of 1999. Pursuant to the terms of the indenture governing the Senior Notes, the Company used a portion of the proceeds from the Senior Note offering to purchase government securities in an amount intended to be sufficient upon receipt of scheduled interest and principal payments to provide for payment of the first seven interest payments on the Senior Notes. These government securities (the "Pledged Securities") were pledged to the trustee for the benefit of the holders of the Senior Notes. In connection with the Company's repurchase of Senior Notes, and pursuant to the terms of the agreement governing the Pledged Securities, the trustee released Pledged Securities to the Company totaling approximately $26,700 in February 1999 and $11,500 in July 1999.

Note 5 - Changes in Non-owner Equity

     Beginning in the first quarter of 1998, compliance with SFAS No. 130, "Reporting Comprehensive Income" was required. In accordance with the requirements of this standard, the components of changes in non-owner equity, net of related tax for the six months ended June 30, 1999 are as follows:

                                                                      Six Months Ended June 30,
                                                                  1999                       1998
                                                            -------------------------------------------
     Net Loss                                                    $9,307                    $14,278
     Unrealized loss on securities                                  581                         --
                                                            -------------------------------------------
     Changes in non-owner equity                                 $9,838                    $14,278
                                                            ===========================================

Note 6 - Loss Per Share

     The Company's basic loss per share calculations are based upon the weighted average shares of common stock outstanding. The dilutive effect of stock appreciation rights and warrants outstanding are included for purposes of calculating diluted earnings per share, except for periods when the Company reports a net loss, in which case the inclusion of stock appreciation rights and warrants outstanding would be anti-dilutive. Diluted loss per share is not presented for the periods ended June 30, 1999 and 1998 because the effects of potentially dilutive instruments are anti-dilutive.

                         OnePoint Communications Corp.
             Notes to Unaudited Consolidated Financial Statements
                 (Dollars in thousands, except per share data)

Note 7 - Supplemental Cash Flow Data

     The Company made a cash payment of $8,371 for interest during the six months ended June 30, 1999. The Company did not make payments for interest during the six months ended June 30, 1998. The Company did not make payments for income taxes during the six months ended June 30, 1999 or 1998.

Note 8 - Arbitration Proceedings

     On March 30, 1999, the Company filed a demand for arbitration seeking a declaratory ruling on the equity ownership of VIC-RMTS-DC, LLC. The Company believes that the value of the assets contributed by Mid-Atlantic RMTS Holdings, LLC was sufficient to give Mid-Atlantic RMTS Holdings, LLC a 5% interest based on capital contributions though December 31, 1998. The manager of Mid-Atlantic RMTS Holdings, LLC has suggested that it is entitled to an unspecified, but higher, equity interest in VIC-RMTS-DC, LLC and on April 5, 1999, Mid-Atlantic Holdings filed its own demand for arbitration to resolve issues of equity ownership of VIC-RMTS-DC, LLC. OnePoint will be entitled only to that portion of any distributions made by VIC-RMTS-DC, LLC corresponding to its percentage equity ownership therein.

Note 9 - Segment Information

     The Company's reportable segments are segregated into business units that offer services to four distinct geographic regions; (i) Atlanta, Georgia and Charlotte/Raleigh/Durham, North Carolina (the "Southeast Region"), (ii) Chicago, Illinois (the "Central Region"), (iii) Denver, Colorado and Phoenix, Arizona (the "Western Region"), and (iv) Washington, DC/Baltimore, MD/Philadelphia, PA (the "Mid-Atlantic Region"). The Company's services to each segment include a combination of telephony, video and/or high-speed Internet access services.

     The Company evaluates performance and allocates resources based on operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company and its subsidiaries account for their investments in affiliates using the equity method of accounting. Accordingly, certain segments have recognized equity in the earnings of other segments and their proportionate share of the assets and liabilities of investments in affiliates. All inter-segment investment amounts have been excluded in the reported financial information for the business segments. The Company's segments do not provide services to each other; therefore, there were no inter-segment sales or related cost of sales during the periods presented.

  All investments in affiliates accounted for under the equity method are in the Mid-Atlantic Region segment. Equity in the net losses of investees accounted for by the equity method totaled $1,574 and $1,499 for the six month ended June 30, 1999 and 1998, respectively. The Mid-Atlantic Region's investment in affiliates accounted for under the equity method totaled $4,737 and $6,283 as of June 30, 1999 and December 31, 1998, respectively.

                         OnePoint Communications Corp.
             Notes to Unaudited Consolidated Financial Statements
                 (Dollars in thousands, except per share data)

Note 9 - Segment Information (Continued)

     The following table provides certain financial information for each business segment:

                                                                                 Six Months Ended June  30,
                                                                               1999                      1998
                                                                        -----------------------------------------
          Revenues:
          Central Region                                                       $   2,931                 $     58
          Mid-Atlantic Region                                                      1,915                      350
          Southeast Region                                                         2,537                      164
          Western Region                                                           1,740                      103
          Other                                                                       --                       --
                                                                        -----------------------------------------
                                                                               $   9,123                 $    675
                                                                        =========================================
          Loss from operations
          Central Region                                                       $  (7,227)                $ (1,481)
          Mid-Atlantic Region                                                     (5,459)                  (4,646)
          Southeast Region                                                        (4,625)                  (2,234)
          Western Region                                                          (4,314)                  (1,661)
          Other                                                                     (365)                    (383)
                                                                        -----------------------------------------
                                                                               $ (21,990)                $(10,405)
                                                                        =========================================
          Identifiable assets:
          Central Region                                                       $  19,075                 $  1,617
          Mid-Atlantic Region                                                      4,657                    3,287
          Southeast Region                                                         3,153                    1,480
          Western Region                                                           1,441                      609
          Other                                                                   60,564                  142,314
                                                                        -----------------------------------------
                                                                               $  88,890                 $149,307
                                                                        =========================================


          The following table provides gross revenues on a service line basis:

                                                             Six Months Ended June 30,
                                                             1999                  1998
                                                       --------------------------------------
               Revenues:
                      Telephony                             $     6,840          $        634
                      Video                                       2,264                    41
                      High-speed Internet                            19                    --
                                                       --------------------------------------
                                                            $     9,123          $        675
                                                       ======================================

Note 10 - Related Party Transactions

     At June 30, 1999, the Company had accrued $66 in accounts payable related to reimbursement for seconded personnel provided by SBC Communications Inc. ("SBC") which indirectly owned 19.7% of the common stock of the Company.

                         OnePoint Communications Corp.
             Notes to Unaudited Consolidated Financial Statements
                 (Dollars in thousands, except per share data)

Note 11 - Subsequent Events

     On August 10, 1999 VenCom, L.L.C. purchased common units and preferred units of Ventures in Communications II, L.L.C. and a non-interest bearing promissory note in the principal amount of $1,500 issued by Ventures in Communications II, L.L.C. for a total consideration of $60,700. As a result of this transaction, the Company's Chairman indirectly owns 90.001% of the Company's outstanding common stock, and SBC Communications Inc. indirectly owns 9.999% of the Company's outstanding common stock.

Item 1.  Financial Statements
-----------------------------

                               VIC-RMTS-DC, LLC
                      Unaudited Statements of Operations
               (Dollars in thousands, except for per unit data)

                                                 Three Months Ended June 30,                 Six Months Ended June 30,
                                                  1999                 1998                  1999                 1998
                                              ----------------------------------------------------------------------------
Revenue                                        $       994         $        243              $      1,896     $        350
Cost of revenue                                      1,213                  577                     2,340              893
                                              ----------------------------------------------------------------------------
                                                      (219)                (334)                     (444)            (543)

Expenses:
 Selling, general and administrative                 2,046                2,523                     4,830            4,052
 Depreciation and amortization                          93                    5                       186               59
                                              ----------------------------------------------------------------------------

Net loss                                       $    (2,358)        $     (2,862)             $     (5,460)    $     (4,654)
                                              ============================================================================
Basic loss per unit                            $(98,250.00)        $(408,857.14)             $(237,391.30)    $(664,857.14)
                                              ============================================================================
Units used in the computation of basic                                                               23.0
 loss per unit                                        24.0                  7.0                                        7.0

                                              ============================================================================

See accompanying notes.

                               VIC-RMTS-DC, LLC
                           Unaudited Balance Sheets
                            (Dollars in thousands)

                                                          June 30,             December 31,
                                                           1999                  1998(*)
                                                  ----------------------------------------------
Assets
Current assets:
Accounts receivable, net                          $          701          $          490
 Affiliate receivable                                        266                     139
 Prepaid expenses                                            507                     336
                                                  ----------------------------------------------
Total current assets                                       1,474                     965

Property and equipment, net                                2,505                   2,248
Intangible assets, net                                       750                     800
Other assets                                                 178                     265
                                                  ----------------------------------------------
Total assets                                      $        4,907          $        4,278
                                                  ==============================================

Liabilities and Unitholders' Equity
Current liabilities:
Accounts payable and accrued expenses             $        1,317          $        1,005
Other current liabilities                                     92                      52
                                                  ----------------------------------------------
Total current liabilities                                  1,409                   1,057

Unitholders Equity:
Contributed capital                                       26,171                  20,434
Accumulated deficit                                      (22,673)                (17,213)
                                                  ----------------------------------------------
Total unitholders' equity                                  3,498                   3,221
                                                  ----------------------------------------------
Total liabilities and unitholders' equity         $        4,907          $        4,278
                                                  ==============================================

(*) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.

                               VIC-RMTS-DC, LLC
                       Unaudited Statements of Cash Flow
                 (Dollars in thousands, except per unit data)

                                                                                   Six Months Ended June 30,
                                                                                1999                       1998
                                                                    -------------------------------------------------
Operating activities
 Net loss                                                           $             (5,460)        $           (4,654)
 Adjustments to reconcile net loss to net cash
                    used in operating activities
     Depreciation and amortization                                                   186                         59
      Amortization of developer payments included in reselling cost                  324                        327
  Change in allowance for doubtful accounts                                           20                         12
  Changes in operating assets and liabilities:
     Accounts receivable                                                            (231)                      (162)
     Affiliate receivables                                                          (127)
     Prepaid expenses                                                               (408)                        (8)
     Other assets                                                                     --                       (389)
      Affiliate payables                                                              --                        173
    Accounts payable and accrued expenses                                            352                       (122)

     Net cash used in operating activities                                        (5,344)                    (4,764)

 Investing activities
 Acquisition of property and equipment                                              (392)                      (408)
                                                                    -------------------------------------------------
 Net cash used in investing activities                                              (392)                      (408)

 Financing activities
 Unitholder contributions                                                          5,737                      5,172
 Net cash provided by financing activities                                         5,737                      5,172
                                                                    -------------------------------------------------
 Net increase (decrease) in cash                                                       -                          -
 Cash at the beginning of period                                                       -                          -
 Cash at the end of period                                          $                  -         $                -
                                                                    =================================================

See accompanying notes.

                               VIC-RMTS-DC, LLC
       Notes to Unaudited Consolidated Financial Statements (Continued)
                 (Dollars in thousands, except per unit data)

Note 1 - Basis of Presentation

     The financial statements for the three and six months ended June 30, 1999, and 1998 and the related footnote information are unaudited and have been prepared on a basis consistent with the audited financial statements of VIC-RMTS-DC, LLC ("VIC-RMTS-DC") as of and for the year ended December 31, 1998 included in Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 4, 1999 (the "Registration Statement") of OnePoint Communications Corp. ("OnePoint"). These financial statements should be read in conjunction with the audited financial statements and the related notes to Financial Statements of VIC-RMTS-DC. as of and for the years ended December 31, 1998 and 1997, and for the period from November 1996 (Inception) through December 31, 1996 included in the Registration Statement. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the financial position of VIC-RMTS-DC at June 30, 1999 and the results of its operations and its cash flows for the three and six month periods ended June 30, 1999 and 1998.

Note 2 - Intangible Assets

     Intangible assets consisted of goodwill with an acquisition value of approximately $1,000 less accumulated amortization of $200 and $250 respectively. Goodwill is amortized under the straight-line method over a ten-year period.

Note 3 - Guarantor of the Debt of Others

     VIC-RMTS-DC is an unconditional guarantor of the 14 1/2% Senior Notes due 2008 issued by OnePoint in May 1998. As of June 30, 1999, there was $82,750 in principal amount of Senior Notes outstanding. VIC-RMTS-DC is required under the Indenture governing OnePoint's Senior Notes to comply with specified debt covenants, including limitations on sales of certain assets, mergers, distributions, and other activities.

Note 4 - Unitholders' Equity

     During February 1999, VIC-RMTS-DC issued capital calls to its members for an aggregate of $6.7 million to fund working capital requirements. As of June 30, 1999, VIC-RMTS-DC had received approximately $23.8 million, all of which was paid by OnePoint Communications Holdings, LLC ("OPC Holdings"), VIC-RMTS-DC's managing member.

Note 5 - Arbitration

     On March 30, 1999, OnePoint filed a demand for arbitration seeking a declaratory ruling on the equity ownership of VIC-RMTS-DC. OnePoint stated that it believes that the value of the assets contributed by Mid-Atlantic RMTS Holdings, LLC was sufficient to give Mid-Atlantic RMTS Holdings, LLC a 5% interest based on capital contributions though December 31, 1998. The manager of Mid-Atlantic RMTS Holdings, LLC has suggested that it is entitled to an unspecified, but higher, equity interest in VIC-RMTS-DC. On April 5, 1999, Mid-Atlantic Holdings filed its own demand for arbitration to resolve issues of equity ownership of VIC-RMTS-DC.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations - OnePoint Communications Corp.
(Dollars in thousands, except per share data)

     Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998.

     Revenue

     The Company began actively marketing its services during the first quarter of 1998. Total revenues for three months ended June 30, 1999 were $4,705 compared to $551 for the three months ended June 30, 1998. Telephony, video, and other (including high speed Internet access) revenues for three months ended June 30, 1999 were $3,524 $1,139, and $42, respectively, as compared to $505, $46, and $0, respectively, during the three months ended June 30, 1998. The substantial increase in telephony and video revenues is attributable to the effects of the PCTV acquisition and expansion of the Company's subscriber base in key market areas.

     Cost of Revenue

     Cost of revenue (programming, telecommunication service costs and payments to owners and employees of MDUs) was $5,048 in the three months ended June 30, 1999 as compared to $1,361 in the three months ended June 30, 1998. Cost of revenues for the three months ended June 30, 1999 exceeded revenues by $343.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $10,547 in three months ended June 30, 1999 compared to $5,686 in the three months ended June 30, 1998, an increase of $4,861, or 85.5%. This was primarily the result of increases in personnel and related costs and the increased volume of subscribers for the Company's communications services. The Company continues to experience higher than anticipated customer activation costs. It currently provides services through resale agreements with the incumbent local exchange carriers ("ILECs") and is dependent on the ILECs for the efficiency of order processing and installation while it operates on a resale platform.

     Depreciation and Amortization

     Depreciation and amortization was $565 in the three months ended June 30, 1999 compared to $198 in three months ended June 30, 1998, an increase of $367, or 185.4%. The increase is primarily attributable to an increase in cable and telephone systems and intangible assets resulting from purchases and construction of such equipment during the three months ended June 30, 1999.

     Interest Income and Expenses

     Interest expense was $3,946 in the three months ended June 30, 1999 compared to $2,987 in the three months ended June 30, 1998, an increase of $959, or 32.1%. The increase results from the interest accrued on the Senior Notes, which were issued in May 1998. Interest income was $862 in the three months ended June 30, 1999, compared to $551 in the three months ended June 30, 1998. The increase of $311, or 56.4%, reflects additional interest income from the short-term investment of the proceeds from the offering of the Senior Notes.

     Equity in Losses in Unconsolidated Subsidiaries

     The Company recognized equity in losses of its unconsolidated subsidiaries of $674 in the three months ended June 30, 1999. These losses represent the Company's proportionate share of losses from the operations of Mid-Atlantic Telcom Plus, LLC ("Mid-Atlantic') and Mid-Atlantic Telcom Plus Interactive ("MAC Interactive") during the three months ended June 30, 1999 compared to an equity loss of $1,025 from such investments for the same period in 1998.

     Extraordinary Gain

     The Company repurchased approximately $19,000 in principal amount of its Senior Notes during the three months ended June 30, 1999 for a total cost of $9,593, including accrued interest and transaction fees and recognized an extraordinary gain of approximately $8,581 related to these transactions.


Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998.

     Revenue

     The Company began actively marketing its services during the first quarter of 1998. Total revenues for the six months ended June 30, 1999 were $9,123 compared to $675 in the six months ended June 30, 1998. Telephony, video, and other (including high speed Internet access) revenues for the six months ended June 30, 1999 were $6,840 $2,264, and $19, respectively, as compared to $634, $41, and $0, respectively, during the six months ended June 30, 1998. The substantial increase in telephony and video revenues is attributable to the effects of the PCTV acquisition and expansion of the Company's subscriber base in key market areas.

     Cost of Revenue

     Cost of revenue (programming, telecommunication service costs and payments to owners and employees of MDUs) was $9,227 in the six months ended June 30, 1999 as compared to $1,906 in the same period ended June 30, 1998. Cost of revenue for the six months ended June 30, 1999 exceeded revenues by $104.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $20,666 in the six months ended June 30, 1999 compared to $8,864 in the six months ended June 30, 1998, an increase of $11,802, or 133.2%. This was primarily the result of increases in personnel and related costs and the increased volume of subscribers for the Company's communications services. The Company continues to experience higher than anticipated customer activation costs as it currently provides services through resale agreements with the ILECs and is dependent on the ILECs for the efficiency of order processing and installation while it operates on a resale platform.

     Depreciation and Amortization

     Depreciation and amortization was $1,220 in the six months ended June 30, 1999 compared to $310 in six months ended June 30, 1998, an increase of $910, or 293.5%. The increase is primarily attributable to an increase in cable and telephone systems and intangible assets resulting from purchases and construction of such equipment during the six months ended June 30, 1999.

     Interest Income and Expenses

     Interest expense was $8,120 in six months ended June 30, 1999 compared to $2,977 in the 1998 period. The increase of $5,143, or 172.8%, results from the interest accrued on the Senior Notes, which were issued in May 1998. Interest income was $1,802 in six months ended June 30, 1999, compared to $586 in the same period ended June 30, 1998. The increase of $1,216, or 207.5%, reflects additional interest income from short-term investment of the proceeds from the offering of the Senior Notes.

     Equity in Losses in Unconsolidated Subsidiaries

     The Company recognized equity in losses of its unconsolidated subsidiaries of $1,544 for the six months ended June 30, 1999. These losses represent the Company's proportionate share of losses from the operations of Mid-Atlantic and MAC Interactive during the six months ended June 30, 1999 compared to an equity loss of $1,499 from such investments for the same period in 1998.

     Extraordinary Gain

     The Company repurchased approximately $51,250 in principal amount of its Senior Notes during the six months ended June 30, 1999 at various prices for an aggregate total cost of approximately $27,600, including accrued interest and transaction fees and recognized an extraordinary gain of $20,506 related to these transactions.

Liquidity and Capital Resources - OnePoint Communications Corp.
(Dollars in thousands, except per unit data)

     The Company has financed its development through June 1999 with $35,000 of funding provided by Ventures in Communications, LLC ("VIC"), $80 of equity invested by VenCom, L.L.C., borrowings under a $9,000 credit facility from Northern Trust (the "Credit Facility"), and the proceeds from the offering of Senior Notes and Warrants in May 1998. As of June 30, 1999: (i) Ventures in Communications II, LLC ("VIC2") owned all of the Company's outstanding capital stock; (ii) Mr. Otterbeck indirectly owned 80.3% of VIC2's common membership units; (iii) SBC indirectly owned 19.7% of VIC2's common membership units, and had a priority on the first $35,000 of distributions by VIC2, less all principal and interest payments on a $1,500 note issued by VIC2 to VIC ("VIC2 Note").

     From February to June 1997, the Company made investments totaling approximately $12,000 in Mid-Atlantic and in December 1997 the Company invested $750 in MAC Interactive to establish a separate joint venture with the other investors in Mid-Atlantic to secure exclusive marketing rights for certain programming services from an affiliated company. During January 1999, the Company committed to a plan to liquidate and has subsequently sold off the assets of MAC Interactive.

     In March 1998, the Company obtained a $9,000 credit facility from Northern Trust (the "Credit Facility"). Borrowings under the Credit Facility outstanding as of December 15, 1998 will be amortized over a five-year period. The interest rate on borrowings under the Credit Facility is, at the Company's election: (i) Northern Trust's prime rate less 3/4 of 1%; (ii) LIBOR plus 50 basis points; or
(iii) the federal funds rate (as defined) plus 50 basis points. As of June 30, 1999, the outstanding balance on the Credit Facility was approximately $8,600 in addition to a $250 letter of credit under the facility. The Company is in discussions with Northern Trust for an additional $16,000 credit facility.

     In May 1998, the Company offered 175,000 units each consisting of a $1 principal amount of 14 1/2% Senior Notes due 2008 and a warrant to purchase
0.635 shares of the common stock of the Company for gross proceeds of $175,000. The Company used approximately $80,500 of the net proceeds from the offering to purchase the Pledged Securities. The Company also used a portion of the proceeds to pay down the borrowings under the Credit Facility, which were later re-borrowed. During the six months ended June 30, 1999, the Company used approximately $27,600 to repurchase $51,250 of principal amount of Senior Notes in the open market. The Company recognized an extraordinary gain on the early extinguishment of this debt of $20,506 in the three months ended June 30, 1999. Pursuant to the restricted securities agreement entered into in connection with the issuance of the Senior Notes, the trustee of the Pledged Securities released approximately $26,700 and $11,500 of such securities in February and July 1999, respectively, upon request by the Company. Based on market conditions, the Company will continue to evaluate the repurchase of Senior Notes and may continue to utilize existing cash to fund additional purchases.

     The balance of the net proceeds from the offering have been, or will be, used to acquire private cable operators or their assets, to invest in video infrastructure, to invest selectively in a facilities-based platform for telephony services, to fund additional open market purchases of Senior Notes, to fund future capital calls by Mid-Atlantic and to fund working capital and for general corporate purposes, including operating losses. The Company may require additional capital if it achieves market penetration for its services significantly different than, or at a different stage than, management estimates, achieves lower than expected pricing for its services, enters additional markets, locates additional or larger acquisition opportunities or encounters higher than expected costs to purchase or upgrade telephony, video or DBS services, equipment or facilities. The Company also expects that it will require additional financing (or require financing sooner than anticipated) if the Company's development plans or projections change or prove to be inaccurate or if the Company is unable to continue to take advantage of the pricing provided for in SBC-negotiated contracts for any reason. There can be no assurance that the Company will be successful in raising sufficient additional debt or equity capital, or of the terms of any such capital-raising activities. Failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's growth and its ability to compete.

     Cash used in operating activities was $28,292 and $7,403 in six months ended June 30, 1999 and 1998, respectively, an increase of $20,889 or 282.2%. The expansion of business operations during the six months ended June 30, 1999 precipitated this increase. Cash flows used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

     Net cash used by the Company for acquisitions of property and equipment during six months ended June 30, 1999 totaled $5,708, compared to $1,466 in six months ended June 30, 1998. As of June 30, 1999 the Company had an accumulated deficit of $52,260, and had cash and cash equivalents of $157 and available investments of $8,386, net of the Pledged Securities totaling $40,378. In July 1999, the trustee released Pledged Securities totaling approximately $11,500 in connection with the Company's repurchase of $19,000 aggregate principal amount of Senior Notes on June 10,1999.

    Cash flows from investing activities in six months ended June 30, 1999 were $49,683. Cash flows used in investing activities in six months ended June 30, 1998 were $163,155. Cash flows (used in)/provided by financing activities were $(26,964) and 165,532 in six months ended June 30, 1999 and 1998, respectively.

     The Company incurred liquidated damages resulting from its failure to have its Registration Statement with respect to its Senior Notes declared effective by the Commission by November 17, 1998. The Company incurred liquidated damages of approximately $5 to $15 per week through August 6, 1999, based on the amount of Senior Notes outstanding. The Company's Registration Statement was declared effective on August 6, 1999. As of June 30, 1999, the Company had accrued approximately $248 related to the liquidated damages. The Company expects that its total liquidated damages will be approximately $323.

     The Company has entered into a long-term contract with The VenCom Group, Inc. ("VenCom") whereby the Company is required to make annual payments of up to $900 (inclusive of annual fees and capital raising fees) to VenCom for financial and management consulting services and assistance with capital financing activities. Pursuant to this agreement, the Company receives ongoing consulting services in exchange for annual payments of $750 and is required to pay a fee of 2% of any capital raising activity or acquisition activity, including debt and equity transactions. The Company has accrued approximately $3.5 million of fees related to the issuance of the Senior Notes, of which approximately $0.2 million has been paid through June 30, 1999. The Company's chairman and chief executive officer is the sole shareholder of VenCom.

     The Company has entered into agreements with the owners of multi-dwelling unit buildings ("MDUs") whereby the Company has exclusive rights to provide video services and preferred provider status for the provision of bundled telephony services to the occupants of the MDU. These agreements are typically for periods from five to seven years and contain renewal options. Certain of these agreements require the Company to pay the MDU owner a fixed fee per year based on the number of units subject to the contract without regard to the occupant's use of the Company's services while other agreements require the Company to pay varying amounts per month based on actual usage of the Company's services by the MDU occupants.

     The Company expects significant cash requirements for at least the next several years due to continued expansion of its customer base and the need to invest in facilities and equipment to support telephony and video services. The Company's future cash requirements will depend on a number of factors including
(i) the rate at which the Company secures rights of entry, (ii) the level of penetration achieved for telephony and video services and the pricing of such services, (iii) the availability of private cable acquisitions on favorable terms, (iv) the rate at which the Company deploys telephony facilities, the cost of equipment required to do so, and its ability to aggregate traffic onto the Company's facilities, (v) the expansion to additional markets, if any.

     Depending on market conditions and the availability of acquisitions on favorable terms, the Company may determine to raise additional capital. The Company may obtain additional funding through the sale of public or private debt and/or equity securities or through additional borrowings from banks or other lending institutions. The Company's future results of operations will be materially impacted by its ability to finance its planned business strategies. The Company expects that its current financing will be sufficient to meet its current capital plans.

Results of Operations - VIC-RMTS-DC, LLC
(Dollars in thousands, except per unit data)

     Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998

     Revenue

     VIC-RMTS-DC's total revenues, consisting primarily of telephony and high speed Internet access, for the three months ended June 30, 1999 were $994 compared to $243 in the three months ended June 30, 1998. The increase is primarily due to significant increases in subscriber base and significantly increased volume of operations throughout the three months ended June 30, 1999.

     Cost of Revenue

     Cost of revenue (telecommunication service costs and payments to owners and employees of MDUs) was $1,213 in the three months ended June 30, 1999 as compared to $577 in the three months ended June 30, 1998. Cost of revenue for the three months ended June 30, 1999 exceeded revenue by $219 primarily because payments to certain MDU owners are structured on a per passing basis and higher costs during a customer's installation period.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $2,046 in the three months ended June 30, 1999 compared to $2,523 in the three months ended June 30, 1998, a decrease of $477, or 18.9%. This was primarily the result of decrease in allocation of general and administrative costs associated with the increased volume of passings in other regions. VIC-RMTS-DC currently provides services through resale agreements with the ILECs and is dependent on the ILECs for the efficiency of order processing and installation.

     Depreciation and Amortization

     Depreciation and amortization was $93 in the three months ended June 30, 1999 compared to $5 in the three months ended June 30, 1998, an increase of $88. The increase is primarily attributable to an increase in telephone systems and intangible assets resulting from purchases and installation of such equipment.

     Six Months Ended June 30, 1999 Compared with Three Months Ended June 30,
1998

     Revenue

     VIC-RMTS-DC's total revenues, consisting primarily of telephony and high speed Internet access, for the six months ended June 30, 1999 were $1,896 compared to $350 for the same period ended June 30, 1998. The increase is primarily due to significant increases in subscriber base and increased volume of operations.

     Cost of Revenue

     Cost of revenue (telecommunication service costs and payments to owners and employees of MDUs) was $2,340 in the six months ended June 30, 1999 as compared to $893 in the same period ended June 30, 1998. Cost of revenue for the six months ended June 30, 1999 exceeded revenue by $444 primarily because payments to certain MDU owners are structured on a per passing basis and due to higher costs during a customer's installation period.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $4,830 in the six months ended June 30, 1999 compared to $4,052 in the same period ended June 30, 1998, an increase of $778, or 19.2%. This was primarily the result of increases in general and administrative costs associated with the increased volume of passings in this and other regions during 1998 and the first quarter 1999.

VIC-RMTS-DC continues to provide services through resale agreements with the ILECs and is dependent on the ILECs for the efficiency of order processing and installation.

     Depreciation and Amortization

     Depreciation and amortization was $186 in the six months ended June 30, 1999 compared to $59 in the six months ended June 30, 1998, an increase of $127, or 215.3%. The increase is primarily attributable to an increase in telephone and internet systems resulting from installation of such equipment.

Liquidity and Capital Resources - VIC-RMTS-DC, LLC
(Dollars in thousands, except per unit data)

     VIC-RMTS-DC has financed its development with $26,171 of contributed equity by unit holders.

     Cash flows used in operating activities were $5,344 and $4,764 in six months ended June 30, 1999 and six months ended June 30, 1998, respectively, an increase of $580 or 12.2%. The expansion of business operations during six months ended June 30, 1999 precipitated this increase. Cash flows used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

     Net cash used by VIC-RMTS-DC for acquisitions of property and equipment during six months ended June 30, 1999 totaled $392, compared to $408 in six months ended June 30, 1998. As of June 30, 1999 VIC-RMTS-DC had an accumulated deficit of $22,673, and had no cash or cash equivalents.

     Cash flows provided by financing activities were $5,737 and $5,172 in six months ended June 30, 1999 and six months ended June 30, 1998, respectively. As of June 30, 1999 VIC-RMTS-DC had no cash or cash equivalents.

     VIC-RMTS-DC expects significant cash requirements for at least the next several years due to continued expansion of its customer base and the need to invest in facilities and equipment to support telephony and internet services.

     VIC-RMTS-DC's future cash requirements will depend on a number of factors including (i) the rate at which VIC-RMTS-DC secures rights of entry,
(ii) the level of penetration achieved for telephony and internet services and the pricing of such services, (iii) the rate at which VIC-RMTS-DC deploys telephony and internet facilities, the cost of equipment required to do so, and its ability to aggregate traffic onto VIC-RMTS-DC's facilities, (iv) the expansion to additional markets, if any.

     VIC-RMTS-DC's future results of operations will be materially impacted by its ability to finance its planned business strategies. VIC-RMTS-DC expects that its current financing will be sufficient to meet its capital plans.

Year 2000 Issue

     The following discussion of the Year 2000 Issue is applicable to both OnePoint Communications Corp. and its majority-owned subsidiary, VIC-RMTS-DC, as the subsidiary utilizes and relies upon OnePoint's systems and program related to the Year 2000 Issue.

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

     Assessment Phase. As part of the assessment phase of its program, the Company has and will continue to attempt to identify substantially all of the major components of the systems described above. In order to determine the extent to which such systems are vulnerable to the year 2000 issue, the Company continuously evaluates its internal software applications. The Company believes all internal systems and software have been purchased or developed after 1995 and will thus be year 2000 compliant. From the outset of operations, the Company's intent has been to procure hardware and software that is year 2000 compliant. The Company has requested year 2000 Compliance statements from the equipment, billing and communications carriers from which it procures equipment and services, and has received written confirmation of their compliance or their intention to become compliant before the year 2000 (although these assurances are not legally binding). Every piece of computer equipment utilized by the Company was purchased in new condition after January 1, 1997. The servers are all either running a version of their operating systems which is certified by the manufacturer to be year 2000 compliant, or the patch/upgrade has been identified and the Company is planning the upgrade. Each of the desktop computers is a Compaq Desk pro-line PC running either Windows 95 or Windows NT 4.0, which, based on the Company's review of manufacturer information contained on their web site, are compliant according to the manufacturer. The BIOS of each of these machines has been updated by the Company based on manufacturer recommendations. The customer care and billing system, provided by CSG, is year 2000 compliant and has been tested by CSG. The telephony provisioning system, provided by Beechwood Data Systems, is reported to be year 2000 compliant and has been tested by Beechwood Data Systems. The Company has obtained written certifications from its underlying local and long distance service providers that all provisioning applications and interfaces to/from its underlying carriers will be year 2000 compliant before the year 2000. With respect to the operation of their network, these local and long distance service providers have indicated that they have had year 2000 projects underway for several years and expect to complete all year 2000 upgrades during 1999, with time before year-end for system testing and quality assurance. The majority of equipment suppliers have directed the Company to their Internet web sites where they have posted product information relative to year 2000 compliance. The Company has downloaded this information and has identified those systems that are compliant, as well as those systems that will have to be upgraded or replaced to become compliant. The assurances received by the Company regarding year 2000 compliance are not legally binding. The Company also relies on the information regarding year 2000 compliance of its local and long distance service providers as supplied to Public Service Commissions in each state.

     Remediation and Testing Phase. Based on the results of its assessment efforts, the Company will undertake remediation and testing activities. The activities conducted during the remediation and testing phase are intended to address information technology systems and non-information technology systems in an attempt to demonstrate that this software will be made substantially year 2000 compliant on a timely basis. In this phase, the Company evaluates program applications and, if a potential year 2000 problem is identified, takes steps to attempt to remediate the problem and to test the application to confirm that the remediating changes are effective and have not adversely affected the functionality of the application. The Company has historically tested systems utilizing internal resources. Testing is accomplished by setting system clocks ahead and then running these systems as in real operations. The results have proven that the customer care and billing system is compliant, the long distance provisioning software is compliant, and applicable SUN and SCO patches will bring the UNIX servers up to year 2000 compliance. The lone application developed internally has been tested and is compliant. In addition to the individual testing of system components, the Company is testing integrated systems in order to test year 2000 issues which may arise through a combination of individual systems. The Company is also exploring extending the integrated testing with EDI partners.

     Contingency Plans. The Company intends to develop contingency plans to handle the most reasonably likely worst case year 2000 scenarios. Mission-critical failure would relate to those systems which are vital to the provision of voice switching, processing, and transport services to our customers. Examples of mission-critical systems include those network and essential operating supporting systems provided and provisioned by OnePoint's underlying carriers that enable the Company to offer its customers local and long distance switched telecommunications services. Because the Company operates under a resale arrangement from what are effectively monopoly providers of certain services, it has not as yet identified a timely and cost-effective contingency plan in the event of a pervasive and extended failure by its underlying carriers. If the underlying systems experience errors short of failure, these errors may prevent correct billing and/or provisioning of new service to the Company's customers. If any or all of the Company's internal systems fail, but those of its underlying carriers do not, then service to existing customers would not be disturbed, although this failure may prevent correct billing and/or provisioning of new services. The Company intends to complete its contingency plans after it has monitored progress made by the communications carriers referred to above.

     Costs Related to the Year 2000 Issue. To date, the Company has incurred no explicit costs for its year 2000 program, aside from indirect management costs related to the research of internal and vendors' systems, plans and procedures. While the Company anticipates relatively low direct costs related to its internal systems, total costs related to the year 2000 issue will be a function of its vendors ability to make timely progress toward their year 2000 compliance.

     Risks related to the Year 2000 Issue. Although the Company's year 2000 efforts are intended to minimize the adverse effects of the year 2000 issue on the Company's business and operations, the actual effects of the issue and the success or failure of the Company's efforts described above cannot be known until the year 2000. Failure by the Company or its major suppliers to address adequately their respective year 2000 issues in a timely manner (insofar as such issues relate to the Company's business) could have a material adverse effect on the Company's results of operations and financial condition.

Inflation

     The Company's obligations under the Credit Facility bear interest at floating rates, and an increase in interest rates could adversely affect, among other things, the Company's ability to meet its debt service requirements. VIC-RMTS-DC, LLC is not exposed to inflation.

Impact of New Accounting Pronouncements

     There are no new accounting pronouncements which would have a significant impact on the financial position, results of operations, or liquidity of the Company or VIC-RMTS-DC.

     This Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (which do not apply to initial public offerings). Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "plans," or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. These forward-looking statements are subject to a number of risks and uncertainties, including, without limitation, those related to the Company's substantial leverage and debt service requirements, the Company's dependence on significant customers and on certain suppliers, the effects of competition on the Company, the risks related to environmental, health and safety laws and regulations, the Company's exposure to foreign sales risk and the cyclicality of the textile industry, risks related to the year 2000 issue, and the other factors discussed in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

OnePoint Communications Corp. and VIC-RMTS-DC, LLC
(Dollars in thousands, except per unit data)

     The Company's major market risk exposures are to (i) changing interest rates; (ii) changes in the fair market value of investments in securities; and
(iii) changes in the general economic environment which would negatively impact the occupancy rates of MDUs. The Company's policy is to manage (i) interest rate risks through a combination of fixed-rate and variable-rate debt; (ii) acquire investment grade securities and (a) monitor investments to ensure negative changes in rating are not permanent (b) liquidate investment prior to incurring material losses or hold such securities to maturity; and (iii) targeting operating markets which are geographically diverse. As of June 30, 1999, the Company's long term debt consisted of fixed rate debt of $82.75 million and variable rate debt of $8.6 million.

PART II.  OTHER INFORMATION:

Item 1.  Legal Proceedings
--------------------------

OnePoint Communications Corp. and VIC-RMTS-DC, LLC

     From time to time, the Company and VIC-RMTS-DC have been and is involved in various legal proceedings, all of which management believes are routine in nature and incidental to the conduct of its business. The ultimate legal and financial liability of the Company and VIC-RMTS-DC with respect to such proceedings cannot be estimated with certainty, but the Company and VIC-RMTS-DC believe, based on their examination of such matters, that none of such proceedings, if determined adversely to the Company or VIC-RMTS-DC, would have a material adverse effect on their results of operations and financial condition and their ability to meet their obligations under the Senior Notes.

     On January 15, 1999, the Company, Mid-Atlantic and other related parties entered into a settlement agreement related to the demand for arbitration made on August 6, 1998 related to certain disputes under the Mid-Atlantic operating agreement. The settlement agreement did not have a significant impact on the Company's financial position, results of operations, or liquidity.

     On March 30, 1999, OnePoint filed a demand for arbitration seeking a declaratory ruling on the equity ownership of VIC-RMTS-DC. OnePoint believes that the value of the assets contributed by Mid-Atlantic RMTS Holdings, LLC was sufficient to give Mid-Atlantic RMTS Holdings, LLC a 5% interest based on capital contributions though December 31, 1998. The manager of Mid-Atlantic RMTS Holdings, LLC has suggested that they are entitled to an unspecified, but higher, equity interest in VIC-RMTS-DC. OnePoint will be entitled only to that portion of any distributions made by VIC-RMTS-DC corresponding to its percentage equity ownership therein. On April 5, 1999, Mid-Atlantic Holdings filed its own demand for arbitration to resolve issues of equity ownership of VIC-RMTS-DC.


Item 2.  Changes in Securities
------------------------------

     None

Item 3.  Defaults upon Senior Securities
----------------------------------------

     None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None

Item 5.  Other Information
--------------------------

     None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)        The Company filed herewith the following exhibit:

                27.  Financial Data Schedule.  Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1999.


                                       ONEPOINT COMMUNICATIONS CORP.



                                       By:       /s/  JOHN D. STAVIG
                                          ----------------------------------
                                               John D. Stavig
                                               Chief Financial Officer
                                               (Principal Financial Officer)