Form 10-Q
period 1999-09-30
ONEPOINT COMMUNICATIONS CORP /DE
filed 1999-11-15
CIK 1070703

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 1999

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number  333-63787
                                               ---------


                         ONEPOINT COMMUNICATIONS CORP.


                      State of Delaware                                                 36-4225811
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

               2201 Waukegan Road, Suite E-200                                            60015
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

Yes    X          No
    -------          -------

     The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding at November 12, 1999 was 1,000,000 shares.

                         ONEPOINT COMMUNICATIONS CORP.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                PAGE
------------------------------                                                                ----
Item 1.  Financial Statements

         ONEPOINT COMMUNICATIONS CORP.

         .  Unaudited Consolidated Statements of Operations for the three
              and nine months ended September 30, 1999 and 1998                                  3
         .  Unaudited Consolidated Balance Sheets as of September 30, 1999
              and December 31, 1998                                                              4
         .  Unaudited Consolidated Statements of Cash Flows for the nine months
              ended September 30, 1999 and 1998                                                  5
         .  Notes to Unaudited Consolidated Financial Statements                                 6

         VIC-RMTS-DC, LLC

         .  Unaudited Statements of Operations for the three and nine months ended
              September 30, 1999 and 1998                                                       11
         .  Unaudited Balance Sheets as of September 30, 1999 and December 31, 1998             12
         .  Unaudited Statements of Cash Flows for the nine months ended
              September 30, 1999 and 1998                                                       13
         .  Notes to Unaudited Consolidated Financial Statements                                14

Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operation

            ONEPOINT COMMUNICATIONS CORP.                                                       15

            VIC-RMTS-DC, LLC                                                                    20

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                          25

PART II.    OTHER INFORMATION:
------------------------------

Item 1.     Legal Proceedings                                                                   26

Item 2.     Changes in Securities and Use of Proceeds                                           26

Item 3.     Defaults upon Senior Securities                                                     26

Item 4.     Submission of Matters to a Vote of Security Holders                                 26

Item 5.     Other Information                                                                   26

Item 6.     Exhibits and Reports on Form 8-K                                                    27

Signatures                                                                                      28

Exhibit Index                                                                                   29

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         OnePoint Communications Corp.
                Unaudited Consolidated Statements of Operations
                 (Dollars in thousands, except per share data)

                                                  Three Months Ended                      Nine Months Ended
                                                     September 30,                          September 30,
                                               1999                 1998               1999               1998
                                        ------------------   -----------------   ----------------   ----------------

Revenue                                         $    5,957          $    2,765         $   15,080         $    3,440
Cost of revenue                                      5,869               2,916             15,096              4,822
                                        ------------------   -----------------   ----------------   ----------------
                                                        88                (151)               (16)            (1,382)
Expenses:
 Selling, general and administrative                12,766               8,858             33,432             17,723
 Depreciation and amortization                         727                 462              1,947                773
                                        ------------------   -----------------   ----------------   ----------------
Loss from operations                               (13,405)             (9,471)           (35,395)           (19,878)

Other income (expense)
 Interest income                                       506                 930              2,308              1,509
 Interest expense                                   (3,369)             (6,671)           (11,489)            (9,648)
 Other                                                (141)                 --               (102)                17
                                        ------------------   -----------------   ----------------   ----------------
                                                    (3,004)             (5,741)            (9,283)            (8,122)
                                        ------------------   -----------------   ----------------   ----------------
Equity in losses of unconsolidated
 subsidiaries                                       (1,097)             (1,078)            (2,641)            (2,577)
                                        ------------------   -----------------   ----------------   ----------------
Loss before extraordinary item                     (17,506)            (16,290)           (47,319)           (30,577)
Extraordinary gain on bond repurchases                  --                  --             20,506                 --
                                        ------------------   -----------------   ----------------   ----------------
Net loss                                        $  (17,506)         $  (16,290)        $  (26,813)        $  (30,577)
                                        ==================   =================   ================   ================
Basic Earnings Per Share:
 (Loss) before extraordinary item               $  (17,506)         $  (16,290)        $  (47,319)        $  (30,577)
 Extraordinary item                                     --                  --             20,506                 --
                                        ------------------   -----------------   ----------------   ----------------
 Net (loss)                                     $  (17,506)         $  (16,290)        $  (26,813)        $  (30,577)
                                        ==================   =================   ================   ================
Shares used in computing loss per
 share:
     Weighted average common shares -
      basic                                      1,000,000           1,000,000          1,000,000          1,000,000
                                        ==================   =================   ================   ================

See accompanying notes.

                        OnePoint Communications Corp.
                          Consolidated Balance Sheets
                 (Dollars in thousands, except per share data)

                                                                                    September 30,    December 31,
                                                                                        1999           1998 (*)
                                                                                    -------------    ------------
Assets                                                                               (Unaudited)
Current assets:
 Cash and cash equivalents                                                            $     --         $  5,730
 Restricted cash                                                                           132            5,199
 Investment in marketable securities, current                                            5,013           13,118
 Accounts receivable, net                                                                3,246            2,277
 Affiliate receivable                                                                      287              653
 Prepaid expenses                                                                        1,374              898
                                                                                      --------         --------
Total current assets                                                                    10,052           27,875

Investment in marketable securities, non-current ($27,344 and $73,377,
 restricted at September 30, 1999 and December 31, 1998, respectively)                  29,076           86,705

Investments in unconsolidated subsidiaries                                               3,642            6,283
Property and equipment, net                                                             17,962           10,923
Intangible assets, net                                                                   8,295           11,549
Other assets                                                                             5,872            5,972
                                                                                      --------         --------
Total assets                                                                          $ 74,899         $149,307
                                                                                      ========         ========
Liabilities, Redeemable Preferred Stock and Stockholder's Equity/(Deficit)
Current liabilities:
 Accounts payable and accrued expense                                                 $  7,956         $  7,167
 Affiliate payable                                                                       3,200            3,558
 Accrued interest payable                                                                4,022            1,701
 Current portion of long term debt                                                         250              250
                                                                                      --------         --------
Total current liabilities                                                               15,428           12,676

Long term debt - affiliate                                                                  --               --
Long term debt                                                                          88,751          138,503
Redeemable preferred stock, $1.00 par value, 35,000 shares authorized, 35,000
 shares issued and   outstanding at redemption value                                    35,000           35,000

Stockholder's deficit:
 Common stock, $0.01 par value, 2,000,000 shares authorized, 1,000,000 shares               10               10
  issued and  outstanding at September 30, 1999 and December 31, 1998
 Additional capital                                                                      5,370            5,370
 Accumulated deficit                                                                   (69,768)         (42,953)
 Other comprehensive (loss) income                                                         108              701
                                                                                      --------         --------
Total stockholder's (deficit)                                                          (63,929)         (36,872)
                                                                                      --------         --------
Total liabilities, redeemable preferred stock and stockholder's equity/(deficit)      $ 74,899         $149,307
                                                                                      ========         ========

(*) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.

                         OnePoint Communications Corp.
                Unaudited Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                          Nine Months Ended September 30,
                                                                                            1999                    1998
                                                                                      -----------------       -----------------
Operating activities
Net loss                                                                              $         (26,813)      $         (30,576)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                 1,947                     773
     Amortization of premium of securities acquired included in interest income                    (973)                     --
     Amortization of debt discount issuance cost and warrants included in
       interest expense                                                                             683                     219
     Amortization of developer payments included in reselling costs                               1,475                      --
Losses in equity of interest of unconsolidated investments                                        2,641                   2,577
Extraordinary gain on bond repurchases                                                          (20,506)                     --
Unrealized loss on investments in marketable securities                                            (593)                    230
Loss on disposal of property and equipment                                                          114                      --
Change in allowance for doubtful accounts                                                           172                      --
Changes in operating assets and liabilities:
    Accounts receivable                                                                          (1,141)                 (1,554)
    Prepaid expenses                                                                             (1,951)                    (51)
    Other assets                                                                                    100                  (5,522)
    Affiliate payables                                                                             (358)                     --
    Affiliate receivables                                                                           366                    (158)
    Accounts payable and accrued expenses                                                           788                   4,863
    Accrued interest                                                                              2,320                   9,178
                                                                                      -----------------       -----------------
    Net cash used in operating activities                                                       (41,729)                (20,023)

Investing activities
Restricted cash, net                                                                              5,066                  (5,127)
Acquisition of intangible assets                                                                     --                  (5,278)
Proceeds from sale of marketable securities                                                      74,987                  35,309
Purchase of marketable securities                                                                (8,313)               (169,425)
Acquisition of property and equipment                                                            (8,714)                 (6,397)
                                                                                      -----------------       -----------------
Net cash provided by (used in) investing activities                                              63,026                (150,919)

Financing activities
Proceeds from issuance of long-term debt                                                             --                 179,300
Repayment of long-term debt                                                                     (27,027)                 (4,300)
Other debt issuance costs                                                                            --                  (9,648)
                                                                                      -----------------       -----------------
Net cash (used in) provided by financing activities                                             (27,027)                165,532
Net (decrease) in cash                                                                           (5,730)                 (5,410)
Cash at the beginning of period                                                                   5,730                   5,463
                                                                                      -----------------       -----------------
Cash at the end of period                                                             $              --       $              53
                                                                                      =================       =================

See accompanying notes.

                         OnePoint Communications Corp.
             Notes to Unaudited Consolidated Financial Statements
                (Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

     The financial statements for the three and nine months ended September 30, 1999, and 1998 and the related footnote information are unaudited and have been prepared on a basis consistent with the audited consolidated financial statements of OnePoint Communications Corp. and subsidiaries as of and for the year ended December 31, 1998 included in Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 4, 1999 (the "Registration Statement") of OnePoint Communications Corp. ("OnePoint" or the "Company"). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to Consolidated Financial Statements of OnePoint Communications Corp. as of and for the year ended December 31, 1998 and the Financial Statements of OnePoint Communications, L.L.C., (the "Predecessor Company") as of and for the year ended December 31, 1997 included in the Registration Statement. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the consolidated financial position of the Company at September 30, 1999 and the results of its operations and their cash flows for the three and nine month periods ended September 30, 1999 and 1998.

Note 2 - Summarized Income Statement Information of Affiliates

         The Company has investments ranging from 41-50% in two companies and accounts for those investments using the equity method. The combined results of operations and financial position of the Company's equity-basis affiliates are summarized below (in thousands):

                                                     Three Months Ended                    Nine Months Ended
                                                       September 30,                         September 30,
                                              -------------------------------       -------------------------------
                                                  1999               1998               1999               1998
                                              ------------       ------------       ------------       ------------
Condensed Operating Information
   Net sales                                       $ 4,937            $ 4,103            $14,697            $11,548
   Profit from operations                            1,221              1,088              4,064              3,034
                                              ------------       ------------       ------------       ------------
   Net loss                                        $(2,675)           $(1,581)           $(6,407)           $(5,001)
                                              ============       ============       ============       ============

Note 3 - Debt

       On March 25, 1998, the Company entered into a term note with a bank (the "Credit Facility"). Under the terms of the Credit Facility, the Company may borrow up to $9,000. Through September 1999, the Company borrowed $8,750 with an additional $250 of availability securing a letter of credit. Principal payments began on January 1, 1999 with all balances payable on or before January 1, 2003. The Credit Facility has mandatory repayment provisions upon certain events. The Credit Facility is collateralized by certain of the Company's assets and is guaranteed by SBC Communications Inc. As of September 30, 1999 the outstanding principal balance was $8,500 and the amount available to the Company under the Credit Facility was $0. On August 30, 1999 the Company established a second Credit Facility with the same bank enabling the Company to borrow up to an additional $16,000. The terms of the Credit Facility are
similar to those contained in the previous agreement.   On the same date the
first Credit Facility was amended in order to make the default provisions consistent with both facilities.

     On May 15th, 1998 the Company offered 175,000 Units consisting of 14-1/2% Senior Notes due 2008 and Warrants to purchase 111,125 shares of Common Stock (the "Senior Notes"). Under the terms of the indenture governing the Senior Notes, the Company is required to comply with specified covenants. These covenants include, among other things, limitations on sales of subsidiaries and certain assets, mergers, and other activities. In connection with the May 1998 offering of Senior Notes and Warrants, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") pursuant to which it agreed to file and use its best efforts to cause to become effective the registration statement relating to an offer to exchange the Senior Notes

                         OnePoint Communications Corp.
       Notes to Unaudited Consolidated Financial Statements (Continued)
                 (Dollars in thousands, except per share data)

Note 3 - Debt (Continued)

for substantially identical notes which are not subject to restrictions on transfer. The Company filed the registration statement on September 18, 1998, as required under the Registration Rights Agreement. The Registration Rights Agreement provides, however, that if the registration statement has not been declared effective by the Securities and Exchange Commission on or before November 17, 1998, then liquidated damages will accrue with respect to the Senior Notes. Such liquidated damages accrue at a rate of $0.05 per week per $1 principal amount of Senior Notes for the first 90 days beyond November 17, 1998, and thereafter increase by $0.05 per week per $1 outstanding principal amount of the Senior Notes each 90 day period, up to a maximum of $0.50 per week per $1 principal amount of Senior Notes (all amounts in the preceding sentence in dollars, not thousands). Liquidated damages ceased to accrue on August 6, 1999 when the registration statement was declared effective. The Company accrued $374 in total damages all of which will be paid by December 1st, 1999.

Note 4 - Debt Repurchases

     From January 8, 1999 through June 10, 1999, the Company completed open market purchases of its 14-1/2% Senior Notes due 2008 having an aggregate principal amount of $51,250 at various prices for an aggregate cost of approximately $27,600, including accrued interest and transaction fees. As of September 30, 1999, there was $82,750 in principal amount of Senior Notes outstanding. The Company recognized an extraordinary gain on the early extinquishment of this debt of approximately $20,506 in the first nine months of 1999. Pursuant to the terms of the indenture governing the Senior Notes, the Company used a portion of the proceeds from the Senior Notes offering to purchase government securities in an amount intended to be sufficient upon receipt of scheduled interest and principal payments to provide for payment of the first seven interest payments on the Senior Notes. These government securities (the "Pledged Securities") were pledged to the trustee for the benefit of the holders of the Senior Notes. In connection with the Company's repurchase of Senior Notes, and pursuant to the terms of the agreement governing the Pledged Securities, the trustee released Pledged Securities to the Company totaling approximately $26,700 in February 1999 and $11,500 in July 1999.

Note 5 - Changes in Non-owner Equity

     Beginning in the first quarter of 1998, compliance with SFAS No. 130, "Reporting Comprehensive Income" was required. In accordance with the requirements of this standard, the components of changes in non-owner equity, net of related tax for the nine months ended September 30, 1999 are as follows:

                                                              Nine Months Ended September 30,
                                                             1999                        1998
                                                       -------------------------------------------
Net Loss                                                        $26,462                    $30,577
Unrealized (Gain)/Loss on securities                                593                       (230)
                                                       -------------------------------------------
Changes in non-owner equity                                     $27,055                    $30,347
                                                       ===========================================

Note 6 - Loss Per Share

     The Company's basic loss per share calculations are based upon the weighted average shares of common stock outstanding. The dilutive effect of stock appreciation rights and warrants outstanding are included for purposes of calculating diluted earnings per share, except for periods when the Company reports a net loss, in which case the inclusion of stock appreciation rights and warrants outstanding would be anti-dilutive. Diluted loss per share is not presented for the periods ended September 30, 1999 and 1998 because the effects of potentially dilutive instruments are anti-dilutive.

                         OnePoint Communications Corp.
                  Notes to Consolidated Financial Statements
                 (Dollars in thousands, except per share data)

Note 7 - Supplemental Cash Flow Data

          The Company made a cash payment of $8,493 for interest during the nine months ended September 30, 1999. The Company did not make payments for interest during the nine months ended September 30, 1998. The Company did not make payments for income taxes during the nine months ended September 30, 1999 or 1998.

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

          All investments in affiliates accounted for under the equity method are in the Mid-Atlantic Region segment. Equity in the net losses of investees accounted for by the equity method totaled $2,641 and $2,577 for the nine months ended September 30, 1999 and 1998, respectively. The Mid-Atlantic Region's investment in affiliates accounted for under the equity method totaled $3,642 and $ 6,283 as of September 30, 1999 and December 31, 1998, respectively.

                         OnePoint Communications Corp.
                  Notes to Consolidated Financial Statements
                 (Dollars in thousands, except per share data)

Note 9 - Segment Information (Continued)

     The following table provides certain financial information for each business segment:

                                              Nine Months Ended September 30,
                                                1999                   1998
                                            ----------------------------------
Revenues:
Central Region                              $    4,512                $  1,411
Mid-Atlantic Region                              3,187                     962
Southeast Region                                 4,232                     693
Western Region                                   3,112                     363
Other                                               37                      11
                                            ----------------------------------
                                            $   15,080                $  3,440
                                            ==================================
Earnings (Loss) from operations:
Central Region                              $    1,291                $    494
Mid-Atlantic Region                               (701)                   (783)
Southeast Region                                  (251)                   (574)
Western Region                                    (383)                   (530)
Other                                               28                      11
                                            ----------------------------------
                                            $     (16)                $ (1,382)
                                            ==================================
Identifiable assets:
Central Region                              $   20,784                $ 14,525
Mid-Atlantic Region                              4,919                   3,053
Southeast Region                                 3,061                   1,951
Western Region                                   1,794                     700
Other                                           44,341                 158,226
                                            ----------------------------------
                                            $   74,899                $178,455
                                            ==================================

     The following table provides gross revenues on a service line basis:

                                       Nine Months Ended September 30,
                                          1999                  1998
                                  -------------------------------------
Revenues:
  Telephony                               $11,628                $2,158
  Video                                     3,415                 1,282
  High-speed Internet                          37                    --
                                  -------------------------------------
                                          $15,080                $3,440
                                  =====================================

Note 10 - Related Party Transactions

     At September 30, 1999, the Company had accrued $41 in accounts payable related to reimbursement for seconded personnel provided by SBC Communications Inc. ("SBC") which indirectly owns approximately 10% of the common stock of the Company.

                         OnePoint Communications Corp.
                  Notes to Consolidated Financial Statements
                 (Dollars in thousands, except per share data)

Note 11 - Subsequent Events

     In October 1999 CAIS Internet Inc. made an equity investment in the Company's parent, Ventures in Communications II, LLC of $2,574. This investment gave CAIS Internet Inc. a 0.99% indirect ownership in the Company.

     The Company entered into a letter of intent with an unrelated third party in connection with negotiations for the Company's potential acquisition of the provider of pre-paid telephony services. As of November 15, 1999, the Company has not entered into a definitive agreement.

     In November 1999 the company will begin leasing an 80,000 square foot office in Herndon, Virginia at 12901 Worldgate Drive. This new office lease will require a $1.1 million letter of credit which is in place and is a reduction of the second credit facility of $16,000. The lease commenced on November 1st and expires on October 31st, 2009. The monthly lease amount will be $172 for each of the first twelve months and will increase for each 12 month period thereafter.

     In October of 1999 is was announced that a definitive agreement has been executed for the sale of the assets of Mid-Atlantic Cable. Net proceeds to the Company from this transaction are estimated to be $34 million, subject to adjustments and closing anticipated during the first quarter of 2000. The estimated gain to the Company will be approximately $30 million.

Item 1. Financial Statements
----------------------------

                                VIC-RMTS-DC, LLC
                       Unaudited Statements of Operations
                (Dollars in thousands, except for per unit data)

                                            Three Months Ended September 30,             Nine Months Ended September 30,
                                               1999                  1998                  1999                  1998
                                     ---------------------------------------------------------------------------------------
Revenue                                     $      1,291         $        484          $      3,187        $          834
Cost of revenue                                    1,547                  851                 3,887                 1,744
                                     ---------------------------------------------------------------------------------------
                                                    (256)                (367)                 (700)                 (910)
Expenses:
 Selling, general and administrative               2,535                3,058                 7,365                 7,110
 Depreciation and amortization                        94                   55                   280                   114
                                     ---------------------------------------------------------------------------------------
Net loss                                    $     (2,885)        $     (3,480)         $     (8,345)       $       (8,134)
                                     =======================================================================================
Basic loss per unit                         $(106,534.49)        $(453,464.55)         $(322,128.00)       $(1,125,337.33)
                                     =======================================================================================
Units used in the computation of
 basic loss per unit                                27.1                  7.7                  25.9                   7.2
                                     =======================================================================================

See accompanying notes.

                               VIC-RMTS-DC, LLC
                           Unaudited Balance Sheets
                            (Dollars in thousands)



                                                                        September 30,              December 31,
                                                                             1999                    1998(*)
                                                                 -------------------------------------------------
Assets
Current assets:
 Accounts receivable, net                                                         $    770                $    490
 Affiliate receivable                                                                  284                     139
 Prepaid expenses                                                                      315                     336
                                                                 -------------------------------------------------
Total current assets                                                                 1,369                     965

Property and equipment, net                                                          2,562                   2,248
Intangible assets, net                                                                 825                     900
Other assets                                                                           163                     265
                                                                 -------------------------------------------------
Total assets                                                                      $  4,919                $  4,378
                                                                 =================================================


Liabilities and Unitholders' Equity
Current liabilities:
 Accounts payable and accrued expenses                                            $  1,534                $  1,011
 Other current liabilities                                                             140                      52

Total current liabilities                                                            1,674                   1,063

Unitholders Equity:
 Contributed capital                                                                28,710                  20,434
 Accumulated deficit                                                               (25,465)                (17,119)
                                                                 -------------------------------------------------
Total unitholders' equity                                                            3,245                   3,315
                                                                 -------------------------------------------------
Total liabilities and unitholders' equity                                         $  4,919                $  4,378
                                                                 =================================================

(*) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.

                               VIC-RMTS-DC, LLC
                       Unaudited Statements of Cash Flow
                 (Dollars in thousands, except per unit data)


                                                                                Nine Months Ended September 30,
                                                                                1999                       1998
                                                                    -----------------------------------------------------
Operating activities
Net loss                                                              $                (8,345)   $                 (8,134)
Adjustments to reconcile net loss to net cash
     used in operating activities
    Depreciation and amortization                                                          280                        114
    Amortization of developer payments included in reselling cost                          527                        397
Change in allowance for doubtful accounts                                                   70                         28
Changes in operating assets and liabilities:
    Accounts receivable                                                                   (350)                      (637)
    Affiliate receivables                                                                 (142)
    Prepaid expenses                                                                      (506)                        96
    Other assets                                                                           102                       (299)
    Affiliate payables                                                                      --                        173
    Accounts payable and accrued expenses                                                  610                       (362)
                                                                    -----------------------------------------------------
    Net cash used in operating activities                                               (7,754)                    (8,073)

Investing activities
Acquisition of property and equipment                                                     (522)                      (876)
                                                                    -----------------------------------------------------
Net cash used in investing activities                                                     (522)                      (876)

Financing activities
Unitholder contributions                                                                 8,276                      8,949
                                                                    -----------------------------------------------------
Net cash provided by financing activities                                                8,276                      8,949
                                                                    -----------------------------------------------------
Net increase (decrease) in cash                                                             --                         --
Cash at the beginning of period                                                             --                         --
                                                                    -----------------------------------------------------
Cash at the end of period                                             $                     --   $                     --
                                                                    =====================================================

See accompanying notes.

                               VIC-RMTS-DC, LLC
       Notes to Unaudited Consolidated Financial Statements (Continued)
                 (Dollars in thousands, except per unit data)

Note 1 - Basis of Presentation

     The financial statements for the three and nine months ended September 30, 1999, and 1998 and the related footnote information are unaudited and have been prepared on a basis consistent with the audited financial statements of VIC-RMTS-DC, LLC ("VIC-RMTS-DC") as of and for the year ended December 31, 1998 included in Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 4, 1999 (the "Registration Statement") of OnePoint Communications Corp. ("OnePoint"). These financial statements should be read in conjunction with the audited financial statements and the related notes to Financial Statements of VIC-RMTS-DC as of and for the years ended December 31, 1998 and 1997, and for the period from November 1996 (Inception) through December 31, 1996 included in the Registration Statement. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the financial position of VIC-RMTS-DC at September 30, 1999 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1999 and 1998.

Note 2 - Intangible Assets

     Intangible assets consisted of goodwill with an acquisition value of approximately $1,000 less accumulated amortization of $175 and $75 at September 30, 1999 and 1998 respectively. Goodwill is amortized under the straight-line method over a ten-year period.

Note 3 - Guarantor of the Debt of Others

     VIC-RMTS-DC is an unconditional guarantor of the 14 1/2% Senior Notes due 2008 issued by OnePoint in May 1998 (The "Senior Notes"). As of September 30, 1999, there was $82,750 in principal amount of Senior Notes outstanding. VIC-RMTS-DC is required under the indenture governing OnePoint's Senior Notes to comply with specified debt covenants, including limitations on sales of certain assets, mergers, distributions, and other activities.

Note 4 - Unitholders' Equity

     Through November 1999, VIC-RMTS-DC had issued capital calls to its members for an aggregate of $27.7 million to fund working capital requirements. As of September 30, 1999, VIC-RMTS-DC had received approximately $27.7 million, all of which was paid by OnePoint Communications Holdings, LLC ("OPC Holdings"), VIC-RMTS-DC's managing member.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations - OnePoint Communications Corp.
(Dollars in thousands, except per share data)

     Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998.

     Revenue

     The Company began actively marketing its services during the first quarter of 1998. Total revenues for three months ended September 30, 1999 were $5,957 compared to $2,765 for the three months ended September 30, 1998. Telephony, video, and other (including high speed Internet access) revenues for three months ended September 30, 1999 were $4,788 $1,151, and $18, respectively, as compared to $1,524, $1,241, and $0, respectively, during the three months ended September 30, 1998. The substantial increase in telephony revenues is attributable to the expansion of the Company's telephony subscriber base in key market areas.

     Cost of Revenue

     Cost of revenue (programming, telecommunication service costs and payments to owners and employees of MDUs) was $5,869 in the three months ended September 30, 1999 as compared to $2,916 in the three months ended September 30, 1998. Revenues for the three months ended September 30, 1999 exceeded cost of revenues by $88.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $12,766 in three months ended September 30, 1999 compared to $8,858 in the three months ended September 30, 1998, an increase of $3,908, or 44.1%. This was primarily the result of increases in personnel and related costs and the increased volume of subscribers for the Company's communications services. The Company continues to experience higher than anticipated customer activation costs. It currently provides services through resale agreements with the incumbent local exchange carriers ("ILECs") and is dependent on the ILECs for the efficiency of order processing and installation while it operates on a resale platform.

     Depreciation and Amortization

     Depreciation and amortization was $727 in the three months ended September 30, 1999 compared to $462 in three months ended September 30, 1998, an increase of $265, or 57.4%. The increase is primarily attributable to an increase in cable and telephone systems and intangible assets resulting from purchases and construction of such equipment during the past year.

     Interest Income and Expenses

     Interest expense was $3,369 in the three months ended September 30, 1999 compared to $6,671 in the three months ended September 30, 1998, a decrease of $3,302, or 49.5%. The decrease results from the repurchase of the Senior Notes, which were issued in May 1998. Interest income was $506 in the three months ended September 30, 1999, compared to $930 in the three months ended September 30, 1998. The decrease of $424, or 45.6%, reflects reduced interest income from the short-term investment due to the repurchase of the Senior Notes and the sale of the short term investments to fund the repurchase of Senior Notes.

     Equity in Losses in Unconsolidated Subsidiaries

     The Company recognized equity in losses of its unconsolidated subsidiaries of $1,097 in the three months ended September 30, 1999. These losses represent the Company's proportionate share of losses from the operations of Mid-Atlantic Telcom Plus, LLC ("Mid-Atlantic") and Mid-Atlantic Telcom Plus Interactive ("MAC Interactive") during the three months ended September 30, 1999 compared to an equity loss of $1,078 from such investments for the same period in 1998.

Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998.

     Revenue

     The Company began actively marketing its services during the first quarter of 1998. Total revenues for the nine months ended September 30, 1999 were $15,080 compared to $3,440 in the nine months ended September 30, 1998. Telephony, video, and other (including high speed Internet access) revenues for the nine months ended September 30, 1999 were $11,628, $3,415, and $37, respectively, as compared to $2,158, $1,282, and $0, respectively, during the nine months ended September 30, 1998. The substantial increase in telephony and video revenues is attributable to the effects of the PCTV acquisition and expansion of the Company's subscriber base in key market areas.

     Cost of Revenue

     Cost of revenue (programming, telecommunication service costs and payments to owners and employees of MDUs) was $15,096 in the nine months ended September 30, 1999 as compared to $4,822 in the same period ended September 30, 1998. Cost of revenue for the nine months ended September 30, 1999 exceeded revenues by $16.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $33,432 in the nine months ended September 30, 1999 compared to $17,723 in the nine months ended September 30, 1998, an increase of $15,709, or 88.6%. This was primarily the result of increases in personnel and related costs and the increased volume of subscribers for the Company's communications services. The Company continues to experience higher than anticipated customer activation costs as it currently provides services through resale agreements with the ILECs and is dependent on the ILECs for the efficiency of order processing and installation while it operates on a resale platform.

     Depreciation and Amortization

     Depreciation and amortization was $1,947 in the nine months ended September 30, 1999 compared to $773 in nine months ended September 30, 1998, an increase of $1,174, or 151.9%. The increase is primarily attributable to an increase in cable and telephone systems and intangible assets resulting from purchases and construction of such equipment during the past year.

     Interest Income and Expenses

     Interest expense was $11,489 in the nine months ended September 30, 1999 compared to $9,648 in the 1998 period. The increase of $1,841, or 19.1%, results from the interest accrued on the Senior Notes, which were issued in May 1998. Interest income was $2,308 in nine months ended September 30, 1999, compared to $1,509 in the same period ended September 30, 1998. The increase of $799, or 53.0%, reflects additional interest income from short-term investment of the proceeds from the offering of the Senior Notes.

     Equity in Losses in Unconsolidated Subsidiaries

     The Company recognized equity in losses of its unconsolidated subsidiaries of $2,641 for the nine months ended September 30, 1999. These losses represent the Company's proportionate share of losses from the operations of Mid-Atlantic and MAC Interactive during the nine months ended September 30, 1999 compared to an equity loss of $2,577 from such investments for the same period in 1998.

     Extraordinary Gain

     The Company repurchased approximately $51,250 in principal amount of its Senior Notes during the nine months ended September 30, 1999 at various prices for an aggregate total cost of approximately $27,600, including accrued interest and transaction fees and recognized an extraordinary gain of $20,506 related to these transactions.

Liquidity and Capital Resources - OnePoint Communications Corp.
(Dollars in thousands, except per unit data)

     The Company has financed its development through September 1999 with $35,000 of funding provided by Ventures in Communications, LLC ("VIC"), $80 of equity invested by VenCom, L.L.C., borrowings under a $9,000 Credit Facility from Northern Trust (the "Credit Facility"), and the proceeds from the offering of Senior Notes and Warrants in May 1998. On August 30, 1999 the Company established a second Credit Facility with the same bank enabling the Company to borrow up to an additional $16,000. The terms of the Credit Facility are similar to those contained in the previous agreement. On the same date the first Credit Facility was amended in order to make the default provisions consistent with both facilities.

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

     In March 1998, the Company obtained a $9,000 Credit Facility from a bank (the "Credit Facility"). Borrowings under the Credit Facility outstanding as of December 15, 1998 will be amortized over a five-year period. The interest rate on borrowings under the Credit Facility is, at the Company's election: (i) Northern Trust's prime rate less 3/4 of 1%; (ii) LIBOR plus 50 basis points; or
(iii) the federal funds rate (as defined) plus 50 basis points. As of September 30, 1999, the outstanding balance on the Credit Facility was approximately $8,500 in addition to a $250 letter of credit under the facility. In August 1999 the Company negotiated an additional $16,000 Credit Facility with the same bank. The terms for the new facility are similar to those outlined for the previous Credit Facility. On the same date the first Credit Facility was amended in order to make the default provisions consistent with both facilities.

     In May 1998, the Company offered 175,000 units each consisting of a $1 principal amount of 14 1/2% Senior Notes due 2008 and a warrant to purchase
0.635 shares of the common stock of the Company for gross proceeds of $175,000. The Company used approximately $80,500 of the net proceeds from the offering to purchase the Pledged Securities. The Company also used a portion of the proceeds to pay down the borrowings under the Credit Facility, which were later re-borrowed. During the nine months ended September 30, 1999, the Company used approximately $27,600 to repurchase $51,250 of principal amount of Senior Notes in the open market. The Company recognized an extraordinary gain on the early extinguishment of this debt of $20,506 in the nine months ended September 30, 1999. Pursuant to the restricted securities agreement entered into in connection with the issuance of the Senior Notes, the trustee of the Pledged Securities released approximately $26,700 and $11,500 of such securities in February and July 1999, respectively, upon request by the Company. Based on market conditions, the Company will continue to evaluate the repurchase of Senior Notes and may continue to utilize existing cash to fund additional purchases.

     The balance of the net proceeds from the offering have been, or will be, used to acquire private cable operators or their assets, to invest in video infrastructure, to invest selectively in a facilities-based platform for telephony and internet services, to fund additional open market purchases of Senior Notes, to fund working capital and for general corporate purposes, including operating losses. There can be no assurance that the Company will be successful in raising sufficient additional debt or equity capital, or of the terms of any such capital-raising activities. Failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's growth and its ability to compete. In addition the Company anticipated that the current financing will only cover normal operating expenses to somewhere between the end of 1999 and the early part of the first quarter of 2000. The Company is currently exploring options such as additional equity investors, additional financing or the sale of business units in order to cover the future expansion and operating expenses.

     Cash used in operating activities was $41,729 and $20,023 in nine months ended September 30, 1999 and 1998, respectively, an increase of $21,706 or 100.1%. The expansion of business operations during the nine months ended September 30, 1999 precipitated this increase. Cash flows used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

     Net cash used by the Company for acquisitions of property and equipment during nine months ended September 30, 1999 totaled $8,714, compared to $6,397 in nine months ended September 30, 1998. As of September 30, 1999 the Company had an accumulated deficit of $69,768, and had cash and cash equivalents of $0 and available investments of $6,745, net of the Pledged Securities totaling $27,344. In July 1999, the trustee released Pledged Securities totaling approximately $11,500 in connection with the Company's repurchase of $19,000 aggregate principal amount of Senior Notes on June 10,1999.

     Cash flows from investing activities in the nine months ended September 30, 1999 were $63,026. Cash flows used in investing activities in the nine months ended September 30, 1998 were $(150,919). Cash flows (used in)/provided by financing activities were $(27,027) and $165,532 in the nine months ended September 30, 1999 and 1998, respectively.

     In October of 1999 is was announced that a definitive agreement has been executed for the sale of the assets of Mid-Atlantic Cable. Net proceeds to the Company from this transaction are estimated to be $34 million, subject to adjustments and closing anticipated during the first quarter of 2000. The gain to the Company is estimated to be approximately $30 million.

     The Company incurred liquidated damages resulting from its failure to have its Registration Statement with respect to its Senior Notes declared effective by the Commission by November 17, 1998. The Company incurred liquidated damages based on the amount of Senior Notes outstanding until the Company's Registration Statement was declared effective on August 6, 1999. As of September 30, 1999, the Company had accrued approximately $374 to date related to the liquidated damages all of which will be paid by December 1st, 1999.

     In August 1999 the Company signed a three year $50 million agreement with Lucent Technologies Inc. ("Lucent") for a next-generation, IP-based voice and data network to deliver integrated voice and internet services to residents of apartment communities. In October 1999 the Company entered into a master lease agreement with Comdisco Inc. to provide lease financing for the purchase of switches and other equipment from Lucent.

     In April 1998 the Company entered into a long-term contract with The VenCom Group, Inc. ("VenCom") whereby the Company is required to make annual payments of up to $900 (inclusive of annual fees and capital raising fees) to VenCom for financial and management consulting services and assistance with capital financing activities. Pursuant to this agreement, the Company receives ongoing consulting services in exchange for annual payments of $750 and is required to pay a fee of 2% of any capital raising activity or acquisition activity, including debt and equity transactions. Since May 1998 the Company has accrued approximately $3.5 million of fees related to the issuance of the Senior Notes, of which approximately $0.2 million has been paid through September 30, 1999. The Company's chairman and chief executive officer is the sole shareholder of VenCom.

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

     The Company expects significant cash requirements for at least the next several years due to continued expansion of its customer base and the need to invest in facilities and equipment to support telephony, internet and video services. The Company's cash requirements will depend on a number of factors including (i) the rate at which the Company secures rights of entry, (ii) the level of penetration achieved for telephony and video services and the pricing of such services, (iii) the availability of private cable acquisitions on favorable terms, (iv) the rate at which the Company deploys telephony facilities, the cost of equipment required to do so, and its ability to aggregate traffic onto the Company's facilities, (v) the expansion to additional markets, if any.

     Depending on market conditions and the availability of acquisitions on favorable terms, the Company may determine to raise additional capital. The Company may obtain additional funding through the sale of public or private debt and/or equity securities or through additional borrowings from banks or other lending institutions. The Company's future results of operations will be materially impacted by its ability to finance its planned business strategies. Current projections show that the existing financing will only cover normal operating expenses through the end of 1999 or early into the first quarter of 2000. The company's ability to obtain additional debt financing is limited by the bond indenture. The Company is considering options to obtain additional financing or to modify the business plan. This additional financing may be accomplished through an equity investment, sale of business units or additional credit facilities. Additional financing from the sale of the assets of Mid-Atlantic Cable is anticipated to be available to the Company during 2000.

Results of Operations - VIC-RMTS-DC, LLC
(Dollars in thousands, except per unit data)

     Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998

     Revenue

     VIC-RMTS-DC's total revenues, consisting primarily of telephony and high speed Internet access, for the three months ended September 30, 1999 were $1,291 compared to $484 in the three months ended September 30, 1998. The increase is primarily due to significant increases in subscriber base and significantly increased volume of operations throughout the three months ended September 30, 1999.

     Cost of Revenue

     Cost of revenue (telecommunication service costs and payments to owners and employees of MDUs) was $1,547 in the three months ended September 30, 1999 as compared to $851 in the three months ended September 30, 1998. Cost of revenue for the three months ended September 30, 1999 exceeded revenue by $256 primarily because payments to certain MDU owners are structured on a per passing basis and higher costs during a customer's installation period.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $2,535 in the three months ended September 30, 1999 compared to $3,058 in the three months ended September 30, 1998, a decrease of $523, or 17.1%. This was primarily the result of decrease in allocation of general and administrative costs associated with the increased volume of passings in other regions. VIC-RMTS-DC currently provides services through resale agreements with the ILECs and is dependent on the ILECs for the efficiency of order processing and installation.

     Depreciation and Amortization

     Depreciation and amortization was $94 in the three months ended September 30, 1999 compared to $55 in the three months ended September 30, 1998, an increase of $39. The increase is primarily attributable to an increase in telephone systems and intangible assets resulting from purchases and installation of such equipment.

     Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998

     Revenue

     VIC-RMTS-DC's total revenues, consisting primarily of telephony and high speed Internet access, for the nine months ended September 30, 1999 were $3,187 compared to $834 for the same period ended September 30, 1998. The increase is primarily due to significant increases in subscriber base and increased volume of operations.

     Cost of Revenue

     Cost of revenue (telecommunication service costs and payments to owners and employees of MDUs) was $3,887 in the nine months ended September 30, 1999 as compared to $1,744 in the same period ended September 30, 1998. Cost of revenue for the nine months ended September 30, 1999 exceeded revenue by $700 primarily because payments to certain MDU owners are structured on a per passing basis and due to higher costs during a customer's installation period.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $7,365 in the nine months ended September 30, 1999 compared to $7,110 in the same period ended September 30, 1998, an increase of $755, or 3.6%. This was primarily the result of increases in general and administrative costs associated with the increased volume of passings in this and other regions during 1999. VIC-RMTS-DC continues to provide services through resale agreements with the ILECs and is dependent on the ILECs for the efficiency of order processing and installation.

     Depreciation and Amortization

     Depreciation and amortization was $280 in the nine months ended September 30, 1999 compared to $114 in the nine months ended September 30, 1998, an increase of $166, or 145.6%. The increase is primarily attributable to an increase in telephone and internet systems resulting from installation of such equipment.


Liquidity and Capital Resources - VIC-RMTS-DC, LLC
(Dollars in thousands, except per unit data)

     VIC-RMTS-DC has financed its development with $28,710 of contributed equity by unit holders.

     Cash flows used in operating activities were $7,754 and $8,073 in the nine months ended September 30, 1999 and nine months ended September 30, 1998, respectively, a decrease of $319 or 4.0%. This is primarily due to an increase in accounts payable during the three months ended September 30, 1999. Cash flows used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

     Net cash used by VIC-RMTS-DC for acquisitions of property and equipment during nine months ended September 30, 1999 totaled $522, compared to $876 in the nine months ended September 30, 1998. As of September 30, 1999 VIC-RMTS-DC had an accumulated deficit of $25,465, and had no cash or cash equivalents.

     Cash flows provided by financing activities were $8,276 and $8,949 in the nine months ended September 30, 1999 and the nine months ended September 30, 1998, respectively. As of September 30, 1999 VIC-RMTS-DC had no cash or cash equivalents.

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

     VIC-RMTS-DC's future results of operations will be materially impacted by its ability to finance its planned business strategies. VIC-RMTS-DC expects that its current financing will be sufficient to fund operations through the end of 1999. Additional financing from the sale of the assets of Mid-Atlantic Cable is anticipated to be available to the Company.


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

     Information Technology and Operating and Support Systems. Assessment of OnePoint Communication's internal use information technology systems (customer care, trouble tracking, billing, and provisioning systems) is completed. Renovation and/or testing of these systems are substantially complete, with two remaining systems to be upgraded by the end of November 1999.

     Interfaces. OnePoint Communications has completed its examination of external interfaces between OnePoint

Communications and other trading partners and service providers. Requests for Year 2000 Readiness have been made and responses are being received. Our investigation to date has not uncovered any reason to believe that our external interfaces will not continue to operate properly.

     Vendors and Suppliers. The Company has requested Year 2000 Compliance statements from the equipment, billing and communications carriers from which it procures equipment and services, and has either received written confirmation of their compliance or their intention to become compliant before the Year 2000 The company has obtained written certifications from its underlying local and long distance service providers that all provisioning that all provisioning applications and interfaces to/from its underlying carriers will be Year 2000 compliant before the year 2000. With respect to the operation of their network, these local and long distance providers have indicated that they have had Year 2000 projects underway for several years and expect to complete all Year 2000 upgrades during 1999, with time before year-end for system testing and quality assurance.

     Contingency Plans. The Company has developed contingency plans to handle the most reasonably likely worst case year 2000 scenarios. Mission-critical failure would relate to those systems which are vital to the provision of voice switching, processing, and transport services to our customers. Examples of mission-critical systems include those network and essential operating supporting systems provided and provisioned by OnePoint's underlying carriers that enable the Company to offer its customers local and long distance switched telecommunications services. Because the Company operates under a resale arrangement from what are effectively monopoly providers of certain services, it has not as yet identified a timely and cost-effective contingency plan in the event of a pervasive and extended failure by its underlying carriers. If the underlying systems experience errors short of failure, these errors may prevent correct billing and/or provisioning of new service to the Company's customers. If any or all of the Company's internal systems fail, but those of its underlying carriers do not, then service to existing customers would not be disturbed, although this failure may prevent correct billing and/or provisioning of new services. The Company intends to complete its contingency plans after it has monitored progress made by the communications carriers referred to above. OnePoint Communications has also addressed the need for Year 2000 specific contingency plan as part of its overall business continuity planning, with modifications to the plan where Year 2000 specific exposures are identified. A Year 2000 task force has been formed for all mission critical operations, which will provide dedicated personnel to escalate the resolution of any Year 2000 specific matter that may occur. OnePoint Communications has also implemented a restricted vacation policy for December 1999 and January 2000 to ensure all mission critical personnel are available if any Year 2000 specific matters occur.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

OnePoint Communications Corp. and VIC-RMTS-DC, LLC
(Dollars in thousands, except per unit data)

     The Company's major market risk exposures are to (i) changing interest rates; (ii) changes in the fair market value of investments in securities; and
(iii) changes in the general economic environment which would negatively impact the occupancy rates of MDUs. The Company's policy is to manage (i) interest rate risks through a combination of fixed-rate and variable-rate debt; (ii) acquire investment grade securities and (a) monitor investments to ensure negative changes in rating are not permanent (b) liquidate investment prior to incurring material losses or hold such securities to maturity; and (iii) targeting operating markets which are geographically diverse. As of September 30, 1999, the Company's long term debt consisted of fixed rate debt of $82.75 million and variable rate debt of $8.5 million. The impact also applies to any borrowing against the additional credit facility of $16,000.

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



Item 2.   Changes in Securities
------------------------------

     None

Item 3.   Defaults upon Senior Securities
----------------------------------------

     In connection with the May 1998 offering of Senior Notes and Warrants, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") pursuant to which it agreed to file and use its best efforts to cause to become effective the registration statement relating to an offer to exchange the Senior Notes for substantially identical notes which are not subject to restrictions on transfer. The Company filed the registration statement on September 18, 1998, as required under the Registration Rights Agreement. The Registration Rights Agreement provides, however, that if the registration statement has not been declared effective by the Securities and Exchange Commission on or before November 17, 1998, then liquidated damages will accrue with respect to the Senior Notes. Such liquidated damages accrue at a rate of $0.05 per week per $1 principal amount of Senior Notes for the first 90 days beyond November 17, 1998, and thereafter increase by $0.05 per week per $1 outstanding principal amount of the Senior Notes each 90 day period, up to a maximum of $0.50 per week per $1 principal amount of Senior Notes (all amounts in the preceding sentence in dollars, not thousands). Liquidated damages ceased to accrue on August 6, 1999 when the registration statement was declared effective. The Company accrued $374 in total damages all of which will be paid by December 1st, 1999.


Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     None

Item 5.   Other Information
---------------------------

     None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  The Company filed herewith the following exhibit:

          27.  Financial Data Schedule.  Filed herewith.


          Additional credit facility agreement

          Amendment to original credit facility

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1999.


                                    ONEPOINT COMMUNICATIONS CORP.



                                    By: /s/  JOHN D. STAVIG
                                        -----------------------------
                                        John D. Stavig
                                        Chief Financial Officer
                                        (Principal Financial Officer)