Form 10-K
period 1999-12-31
ONEPOINT COMMUNICATIONS CORP /DE
filed 2000-03-31
CIK 1070703

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------

                                   Form 10-K
Mark One

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1999

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

 For the transition period from ___________ to _____________

                         Commission File No: 333-63787

                          OnePoint Communications Corp.

            (Exact name of registrant as specified in its charter)

        State of Delaware                             36-4225811
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

         Two Conway Park                                 60045
    150 Field Drive, Suite 300                         (Zip Code)
          Lake Forest, IL
(Address of principal executive offices)


              Telephone number, including area code: 847-582-8800


             (Former name, former address and former fiscal year,
                         if changed since last report)

2201 Waukegan Road                                          60015
Bannockburn, IL                                           (Zip Code)

              Telephone number, including area  code: 847-374-3700


        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         14 1/2 % Senior Notes due 2008

           Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X                       No
    ---------                      ---------

           As of March 31, 2000, all voting stock was held by affiliates of the Company.

           As of March 31, 2000, the Company had 1,000,000 shares of Common Stock outstanding.

                      Documents Incorporated by Reference:

                                      None

                                     PART I

Item 1.  Business

      OnePoint Communications Corp., together with its subsidiaries, ("OnePoint" or the "Company provides bundled voice, data and video services to residents of multi-dwelling unit buildings ("MDUs") in high growth, densely populated urban and suburban markets. The Company offers MDU residents bundled voice, data and video services at moderate to significant discounts to prices charged by incumbent local exchange carriers ("ILECs"), interexchange carriers ("IXCs") or franchise cable providers with the convenience of "one point" of contact and a single integrated bill for such multiple services. OnePoint seeks to offer bundled voice, data and video services by entering into long-term contracts providing preferential rights for on-site marketing of voice, data and video services (with respect to each service, a "Right of Entry" for the MDU and a "passing" for each residential unit therein) with national real estate investment trusts ("REITs") and other MDU property owners, developers and managers (each, an "MDU Manager").

      The Company consists of OnePoint Communications Corp., the parent company and its wholly-owned subsidiaries, OnePoint Communications-Colorado, L.L.C., OnePoint Communications-Illinois, L.L.C., OnePoint Communications-Georgia, L.L.C., OnePoint Communications Holdings, L.L.C. ("OPC Holdings"), and its majority-owned subsidiary OnePoint Services, LLC ("OPS") in which the Company maintains a 71.3% interest and has been consolidated in the Company's financial statements. In addition, through OPC Holdings, the Company maintains a 75.52% interest in VIC-RMTS-DC, L.L.C.

      The Company was founded in 1996 with a $35 million investment, primarily from a subsidiary of SBC Communications Inc. ("SBC") (the sole stockholder of Southwestern Bell Telephone Co. ("Southwestern Bell"), a regional Bell operating company ("RBOC")). SBC currently indirectly owns 9.9% of the Common Stock of the Company. Of the remainder, 89.1% of the Company's Common Stock is indirectly owned by James A. Otterbeck, the Company's Chairman and Chief Executive Officer and 1% is indirectly owned by CAIS Internet, Inc.

           The Company's current markets are Atlanta, Charlotte/Raleigh/Durham, Chicago, Denver, Phoenix, and Washington/Baltimore/Philadelphia, in each of which it has aggregated over 20,000 passings. The Company is an authorized competitive local exchange carrier ("CLEC") and has obtained authority for the resale of local exchange services in twelve states (Arizona, Colorado, Delaware, Florida, Georgia, Illinois, Maryland, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia) and the District of Columbia. The Company anticipates expanding service to include certain Florida and Tennessee market during 2000. The Company has also received authorization to resell domestic and international long distance voice services.

      Commencing in 1997, the Company initiated service in a limited number of MDUs in order to refine its billing, provisioning and customer care infrastructure. In January 1998, the Company began actively marketing its services. Through December 1999, the Company was actively marketing voice services in 1,037 MDUs with a total of 275,500 passings, and was actively marketing video services to approximately 29,500 units in 167 MDUs.

           The Company's deployment of a next generation internet protocol based ("IP-based") network, which commenced in Phoenix in late 1999, enables the delivery of voice, data and certain video services over a single integrated network. During 1999 the Company decided to focus its resources on the higher growth and higher margin services which can be provided over this single integrated network on a national basis. This led to the Company's decision to divest its private cable assets which are delivered over a separate delivery platform. In March 2000, the Company realized an initial $22.4 million from the sale of the assets of Mid-Atlantic Telcom Plus, LLC ("Mid-Atlantic"), a minority-owned subsidiary which provided private cable services in the Washington/Baltimore/Philadelphia market. The Company is in negotiations to sell its wholly-owned Subsidiary, OnePoint Communications - Illinois, LLC. As yet the Company has not signed a definitive purchase agreement. Proceeds from these sales will be directed toward the deployment of the Company's IP-based network and development of the related IP-based service offerings.

The Company's Services

      The Company offers a wide range of voice, data and video services, which it tailors to meet the specific needs of the customers in its target markets. The Company offers the following services:

            Local Voice Services. The Company offers a full range of local voice services including enhanced features such as call forwarding, call waiting, dial back and caller ID in all of its target markets through resale agreements with ILECs.

            Long Distance Voice Services. The Company offers domestic and international long distance voice services, including "1+" outbound calling and inbound toll free service through a resale agreement with an IXC. The Company also offers prepaid local, long distance and international calling cards.

            Data Services. With the installation of its IP-based network, OnePoint is providing high speed internet access at speeds ranging up to
      1.5 Mbps by leveraging DSL technology. The Company also has a joint marketing agreement with CAIS Internet, a Tier 1 Internet service provider ("ISP"), for the provision of high-speed Internet access to the Company's off-network properties. The Company intends to expand its data services to include web hosting, content, software and certain E-Commerce services.

            Video Services. Historically, as a private cable operator, the Company offers multi-channel television programming customized to the demographic profile and special interests of residents. The Company offers 74 channels at most properties, with basic video programming featuring major cable and broadcast networks and premium movie and pay-per-view services. Where installed, DBS allows the Company to deliver up to 175 channels of programming including exclusive sports programming and up to 50 pay-per-view channels. Going forward, the Company intends to provide video streaming and video on demand services over its IP-based network.


Marketing

      The Company focuses on MDU customers in order to concentrate its marketing, service and sales efforts. The Company's sales and marketing approach is aimed at three key decision-makers: the MDU Managers, the on-site leasing staff and the residential end-user. The Company's services offer MDU Managers the opportunity to earn additional income through revenue sharing arrangements and also differentiate the property. On-site leasing staff are an important part of the Company's marketing strategy, because they provide a direct face-to-face sales channel to residents. The Company provides commissions to, trains and supports on-site leasing consultants to promote the benefits of OnePoint's service options. The Company's Sales Representatives work with MDU Managers and leasing staff to increase subscription rates. The Sales Representatives also provide initial and ongoing training and marketing materials and sponsor launch events to build product and brand awareness and encourage residents to subscribe. The financial incentive to purchase bundled services is reinforced by face-to-face marketing by on-site leasing consultants to existing residents and to new residents at the critical move-in period.

Voice and Video Rights of Entry

      Voice Rights of Entry. Through December 1999, the Company had entered into long term contracts with national REITs and other MDU Managers providing for approximately 237,300 voice passings in 919 MDUs in the Company's 6 targeted markets. Each Right of Entry agreement has an initial term of five to seven years. These agreements typically grant the Company, on a property by property basis, and, in each case, to the extent permitted under applicable law, (i) the right to provide specific telecommunications services to the property (including the installation and maintenance of necessary on-site equipment and the wiring of the building) and (ii) the right to market local, long distance and other communications services directly to residents of the property, including the sole right to market such services on the property. The Company's rights under such contracts do not prohibit other telecommunications service providers from soliciting residents to use telecommunications services other than through on-site solicitations, nor do they restrict third parties from providing services to a resident at the request of such resident. Services covered under the contracts vary, and may or may not include Internet access. The Company's right to market its services, subject to certain limitations, typically extends to advertising within the building through use of signs, handbills and door-to-door visits. The Company may also train, coordinate and provide incentives to property management personnel to provide marketing materials and voice service agreements to potential lessees. Under these contracts, MDU Managers typically receive volume-based financial incentives. MDU Managers are required to promote generally the use of the Company's services and to use their best efforts not to permit physical entry onto the property by any other party for the purpose of marketing or providing the services covered under the contract; however, the contracts do not prohibit other service providers from indirectly soliciting residents through other legal means, such as direct mailings or telemarketing, or providing any services specifically at the request of a resident. To the extent the Company requires permits to market or provide services covered by the contract, MDU Managers are obligated to cooperate and use their best efforts to assist the Company in obtaining necessary permits. Under these contracts, an MDU Manager may, but is not obligated to, offer additional properties to the Company. To the extent existing conflicting agreements would prohibit the Company from offering services to residents at offered properties, MDU Managers are obligated to terminate such agreements as soon as legally permissible under the terms of those agreements.

      Video Rights of Entry. Through December 1999, the Company had entered into contracts with numerous MDU Managers providing for video Rights of Entry covering approximately 29,500 passings in 167 MDUs in the Chicago and Atlanta markets. These contracts typically grant the Company the sole right to install, own, operate and maintain a private cable system on the property and to provide private cable services to the residents of the property, but do not restrict provision of such services by others where state, local or federal laws require such other parties to have the right to provide such services. The Company also is granted the sole license to solicit residents on-site to subscribe to its private cable services. Except as otherwise required by federal, state or local laws, MDU Managers agree to refrain from granting access to the property and any rights relating to the marketing or provision of video/cable services to any other person or entity for the duration of the contract. Additionally, the contracts cannot prevent third party solicitations of residents by mail, telephone or other indirect means outside of the MDU Managers' control. MDU Managers agree to use their best efforts to promote the use of private cable services, and the Company is permitted to train property management personnel to promote the Company's services. To the extent the Company requires permits to market or provide services covered by the contract, an MDU Manager is obligated to cooperate and use its best efforts to assist the Company in obtaining any necessary permits.

Customer Care and Billing

      The Company provides customer service from a central care center located in Largo, Maryland. The customer care center is equipped with a toll-free "888-ONE-POINT" line through which customers can coordinate all of their service needs, including the initial service order, repair and billing inquiries. A single, integrated bill is distributed to each customer for all of the services provided by the Company to that customer.

Information Systems

      The Company has developed information systems to enter, schedule, provision and track a customer's order from the point of sale to the installation and testing of service and also include or interface with trouble management, inventory, billing, collection and customer care systems. Voice services are provisioned through direct electronic data interfaces ("EDI") with the underlying carriers. The interfaces are integrated with the Company's customer care and billing systems and were designed in conjunction with Beechwood Data Systems and Columbia Services Group Inc. ("CSG"). Other computer interfaces are utilized for pre-ordering and trouble management. The Company's employees input customer information into the systems and interface with the ILECs to provision services; CSG processes, prints and mails the Company's billing statements.


Delivery Platform

       Voice Services

      The Company currently delivers voice services through the resale of services provided by the ILECs and an IXC. During 1999, the Company began deployment of an IP-based network based on the next-generation packet-switching technology which supports a full range of voice, data and video applications. This eliminates the "last mile" bottleneck and extends an IP-based network to MDU residents by installing equipment at MDU properties and leveraging DSL technology to deliver voice over IP ("VOIP") services to individual apartment units. Traditional distance limitations for DSL services are eliminated as this network provides high-speed voice and data services over existing copper wiring within each MDU served. With the installation of its first switch in November 1999, the Company has commenced rolling out data services in the Phoenix market. VOIP services are scheduled to launch in June 2000. Two more switches are planned to be deployed by mid-2000 with an additional four more installations during the fourth quarter of 2000.


Data Services

      With the installation of its IP-based network, the Company is providing high speed internet access at speeds up to 1.5 Mbps by leveraging DSL technology. High speed data services are delivered over the same integrated network utilized for VOIP services, thereby leveraging the network investment. The Company has a joint marketing agreement with CAIS Internet, a Tier 1 Internet service provider ("ISP") and 1% owner of the Company, for the provision of high-speed Internet access to properties not served directly by the Company's IP-based network.

       Video Services

      Video services are currently delivered through point-to-point microwave links originating from the Company's state-of-the-art headend in Chicago. Those properties that are out of range of the microwave signal are served through Satellite Master Antenna Television ("SMATV") or DBS systems located on-site. As the Company deploys its IP-based network, certain video streaming and video on demand services will be provided over its integrated network.

Competition

      The Company has a large number of competitors for each of the services that it provides. The residential voice, data and video services markets are highly competitive, and management expects that competition will intensify in the future. In each of the markets in which it offers services, the Company faces significant competition from larger, better-financed ILECs, IXCs, ISPs and cable companies, and the Company competes directly with incumbent providers which have historically dominated their respective local voice, long distance voice and cable television markets. These incumbents have numerous advantages as a result of their historic monopoly control of their respective markets.

      SBC has announced that in connection with its merger with Ameritech Corporation ("Ameritech"), the company resulting from the SBC-Ameritech merger (the "Combined Company") would provide an integrated mix of local, long distance, Internet and high-speed data services to consumers and businesses in 30 additional U.S. markets outside of its region, including certain of the Company's other currently targeted markets: Atlanta, Baltimore, Denver, Philadelphia, Phoenix and Washington. Upon entry into these markets, the Combined Company would be competing with OnePoint if it elected to target residential customers residing in MDUs other than through cooperation arrangements or other agreement with the Company. While the Company believes that opportunities may exist for the Company to utilize the Combined Company's assets in such markets, the Company cannot predict the effect of entry of the Combined Company into such markets, including the effect on the Company's ability to compete in such markets and its ability to continue to purchase certain services and equipment on favorable terms pursuant to SBC agreements, and there can be no assurance that such competition from the Combined Company would not have a material adverse effect on the Company's results of operations and financial condition.

      With respect to local voice services, the Company competes with the ILECs and alternative service providers including CLECs. Commercial mobile radio services providers, including cellular carriers (such as Bell Atlantic Mobile Services), personal communications services ("PCS") carriers (such as Sprint
PCS) and enhanced specialized mobile radio ("ESMR") service providers (such as Nextel Communications Inc.), may also become a source of competitive local and long distance voice service. MCI WorldCom, Inc. ("MCI WorldCom"), Sprint Communications Co. ("Sprint") and AT&T Corp. ("AT&T") and other IXCs have also announced their intention to offer local services in major U.S. markets using their existing infrastructure in combination with resale of ILEC service, lease of unbundled local loops or other providers' services. In particular, AT&T has recently purchased the cable company Telecommunications, Inc. and intends to provide local voice, long distance, Internet and other services to customers via cable facilities.

      With respect to long distance voice services, the Company faces, and expects to continue to face, significant competition from IXCs, including AT&T, Sprint and MCI WorldCom, which account for the majority of all long distance revenue. The major long distance service providers benefit from established market share and from brand names established through nationwide advertising. The long distance business is highly competitive and prices have declined substantially in recent years and are expected to continue to decline. In addition, the long distance industry has historically had a high average churn rate, and customers continue to change long distance providers frequently, and, increasingly, to use multiple long distance providers in response to rate offerings and promotional incentives.

      In addition, under the Telecommunications Act and ensuing federal and state regulatory initiatives, barriers to local exchange competition are being removed. The introduction of such competition, however, also establishes the prerequisites for the RBOCs to provide in-region interexchange long distance services. Once the RBOCs are allowed to offer in-region long distance services, they will also be in a position to offer single source local and long distance service similar to that offered by the Company and proposed by the three largest IXCs (AT&T, MCI WorldCom and Sprint).

      Internet competition is rapidly emerging and evolving. The Company's high-speed Internet access service will compete directly with many types of ISPs, offering both dial-up and dedicated access to the Internet at varying speeds. Many of the technologies being deployed by competitors, such as cable modems or xDSL, offer significantly increased speeds over traditional dial-up access. Most larger IXC, ILEC and franchise video providers have developed high-speed service offerings targeting the residential customer. With thousands of local and regional ISPs emerging in recent years, significant industry consolidation is well underway. Most of the existing providers offer a broad range of services in addition to Internet access, including software, content and e-mail services. Recently, major personal computer vendors, web portal sites and other content providers have become increasingly active in providing or jointly marketing these services.

           Other new technologies, including wireless and Internet-based services, may become competitive with services that the Company can offer. Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the operations of the Company.

      All of the Company's video services face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive online computer services and home video products, including video cassette recorders. Among the alternative video distribution technologies are fiber distribution and home satellite dish earth stations ("HSDs") which enable individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. Furthermore, the Cable Television Consumer Protection and Competition Act of 1992, as amended (the "1992 Act") contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to HSD owners certain satellite-delivered cable programming at competitive costs. The FCC and Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to the Company's various video distribution systems. These technologies include, among others, DBS service whereby signals are transmitted by satellite to receiving facilities located on customer premises. The Company expects that its video programming services will face growing competition from current and new DBS service providers. The Company also competes with wireless program distribution services such as multichannel multipoint distribution service" ("MMDS") which use low-power microwave frequencies to transmit video programming over-the-air to subscribers.

      The Company believes that among the existing competitors, the ILECs, IXCs, incumbent cable providers and other CLECs provide the most direct competition to the Company in the delivery of voice, data and video services to residential customers in concentrated communities.


Governmental Regulation

      The Company's networks and the provision of telecommunications services are subject to significant regulation at the federal, state and local levels.


Federal Regulation

      The FCC regulates interstate and international telecommunications services. The Company provides service on a common carrier basis. The FCC imposes certain regulations on common carriers such as the RBOCs that have some degree of market power ("dominant carriers"). The FCC imposes less regulation on common carriers without market power ("nondominant carriers") including, to date, CLECs. Under the FCC's rules, the Company is a nondominant carrier and as such does not need authorization to provide domestic services and can file tariffs on one day's notice. The FCC requires common carriers to receive an authorization to construct and operate telecommunications facilities, and to provide or resell telecommunications services, between the United States and international points.

       ILEC and CLEC Obligations

      The Telecommunications Act of 1996 (the "Telecommunications Act") is intended to increase competition. The act opens the local services market by requiring ILECs to permit interconnection to their networks and establishing obligations with respect to:

            Reciprocal Compensation. Requires all ILECs and CLECs to transport and complete calls originated by competing carriers under reciprocal compensation arrangements. Such compensation arrangements must be based on a reasonable approximation of additional cost or through mutual exchange of traffic without explicit payment.

            Resale. Requires all ILECs and CLECs to permit resale of their telecommunications services without unreasonable restrictions or conditions. In addition, ILECs are required to offer all retail telecommunications services to other carriers for resale at discounted rates, based on the costs avoided by the ILEC in such offering.

            Interconnection. Requires all ILECs and CLECs to permit their competitors to interconnect with their facilities. Requires all ILECs to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost (which may include a reasonable profit). At the option of the carrier seeking interconnection, collocation of the requesting carrier's equipment on the ILECs' premises must be offered, except where an ILEC can demonstrate space limitations or other technical impediments to collocation.

            Unbundled Access. Requires all ILECs to provide nondiscriminatory access to unbundled network elements (including network facilities, equipment, features, functions, and capabilities) at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost (which may include a reasonable profit).

            Number Portability. Requires all ILECs and CLECs to permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one local exchange carrier to another.

            Dialing Parity. Requires all ILECs and CLECs to provide nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing with no unreasonable dialing delays. They must also provide dialing parity for interLATA services and for intraLATA toll services.

            Access to Rights-of-Way. Requires all ILECs and CLECs to permit competing carriers access to poles, ducts, conduits and rights-of-way at reasonable and nondiscriminatory rates, terms and conditions.


      ILECs are required to negotiate in good faith with carriers requesting any or all of the above arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission. Where an agreement has not been reached, ILECs remain subject to interconnection obligations established by the FCC and state telecommunication regulatory commissions. The Company has entered into interconnection agreements with US West and BellSouth. Agreement negotiations are underway with Bell Atlantic.

      The Company is subject to significant federal regulation, with resulting compliance reporting obligations causing the Company to incur significant expense.

Tariffs and Pricing Requirements

      In October 1996, the FCC adopted an order in which it eliminated the requirement that non-dominant interstate carriers, such as the Company, maintain tariffs on file with the FCC for domestic interstate services. This order applies to all non-dominant interstate carriers. The order does not apply to the switched and special access services of the RBOCs or other local exchange providers. The FCC order was issued pursuant to authority granted to the FCC in the Telecommunications Act to "forbear" from regulating any telecommunications services provider under certain circumstances. On February 13, 1997, the United States Court of Appeals for the District of Columbia Circuit stayed the implementation of the FCC order pending its review of the order on its merits. Currently, that stay remains in effect and interstate long distance telephony companies are therefore still required to file tariffs.

      With respect to its domestic toll and switched access service offerings, various subsidiaries of the Company have filed tariffs with the FCC stating the rates, terms and conditions for their interstate services. The Company's tariffs are generally not subject to pre-effective review by the FCC, and can be amended on one day's notice.

      Pursuant to authority granted by the FCC, the Company will resell the international telecommunications services of other common carriers between the United States and international points.

      With limited exceptions, the current policy of the FCC for most interstate access services dictates that ILECs charge all customers the same price for the same service. Thus, the ILECs generally cannot lower prices to some customers without also lowering charges for the same service to all similarly situated customers in the same geographic area, including those whose telecommunications requirements would not justify the use of such lower prices.

       CPNI

      In February 1998, the FCC adopted rules implementing Section 222 of the Communications Act, which governs the use of customer proprietary network information ("CPNI") by telecommunications carriers. CPNI generally includes any information regarding a subscriber's use of a telecommunications service, where it is obtained by a carrier solely by virtue of the carrier-customer relationship. CPNI does not include a subscriber's name, telephone number, and address, if that information is published or accepted for publication in any directory format. Under the FCC's rules, a carrier may only use a customer's CPNI to market a service that is "necessary to, or used in," the provision of a service that the carrier already provides to the customer, unless it receives the customer's prior oral or written consent to use that information to market other services. A number of parties asked the FCC to modify several of these rules. The rules, either as adopted or as modified, may impede the Company's ability to effectively market integrated packages of services and to expand existing customers' use of the Company's services. In September 1999, the FCC adopted an Order that simplified and to a certain extent liberalized the rules regarding CPNI permitting use of CPNI for "winback" campaigns, etc. Before Order release however, decision was taken vacating the initial CPNI rules. Legal proceedings continue.

       Universal Service

      On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. Providers of interstate telecommunications services, such as the Company, as well as certain other entities, must pay for these programs. Currently, the FCC is calculating assessments based on the prior year's revenues.



Long Distance and InterLATA Internet Restrictions

      The Telecommunications Act codifies the ILECs' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The Telecommunications Act also contains special provisions that eliminate the AT&T Antitrust Consent Decree restricting the RBOCs from providing interLATA services and engaging in telecommunications equipment manufacturing. The Telecommunications Act permitted the RBOCs to enter the out-of-region long distance and interLATA Internet services market immediately upon its enactment. Further, provisions of the Telecommunications Act permit a RBOC to enter the long distance and interLATA Internet services market in its traditional service area if it satisfies several procedural and substantive requirements, including obtaining FCC approval upon a showing that the RBOC has entered into interconnection agreements (or, under some circumstances, has offered to enter into such agreements) in those states in which it seeks long distance relief, the interconnection agreements satisfy a 14-point "checklist" of competitive requirements, and the FCC is satisfied that the RBOC's entry into long distance markets is in the public interest. To date, several petitions by RBOCs for such entry have been denied by the FCC, but only the petition of Bell Atlantic - New York has been granted.

       Access Charges

      To the extent the Company provides interexchange telecommunications service, it is required to pay access charges to ILECs when it uses the facilities of those companies to originate or terminate interexchange calls. Also, as a CLEC, the Company provides access services to other interexchange service providers. The interstate access charges of ILECs are subject to extensive regulation by the FCC, while those of CLECs are subject to a lesser degree of FCC regulation but remain subject to the requirement that all charges be just, reasonable, and not unreasonably discriminatory. In two orders released on December 24, 1996, and May 16, 1997, the FCC made major changes in the interstate access charge structure. In the December 24th order, the FCC removed restrictions on ILECs' ability to lower access charges and relaxed the regulation of new switched access services in those markets where there are other providers of access services. The May 16th order increased the costs that ILECs subject to the FCC's price cap rules ("price cap LECs") recover through monthly, non-traffic sensitive access charges and decreased reliance on traffic-sensitive charges. In the May 16th order, the FCC also announced its plan to bring interstate access rate levels more in line with cost.

       Reciprocal Compensation

      All ILECs and CLECs must complete calls originated by other carriers under reciprocal compensation arrangements. Charges assessed by the ILECs for terminating calls originated on a CLEC's network must be based on a reasonable approximation of additional cost or through mutual exchange of traffic without explicit payment. Handling of locally originated interstate bound traffic remains an issue both at the FCC and in the courts.

       Internet Regulation

      The Company believes that its Internet service offerings are not currently subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally. To date, the FCC has not actively sought to regulate the provision of Internet access and related services. Under current law, operators of "enhanced" or "information" services, which currently include Internet access services, are exempt from FCC regulation, but operators of "basic" or "telecommunications" services are not similarly exempt.

      There are also a number of ongoing proceedings at the FCC regarding whether the FCC should regulate the Internet. On April 10, 1998, the FCC reported to Congress on the meaning of various provisions in the Telecommunications Act, including whether the provision of Internet access is a "telecommunications" service. In its report, the FCC concluded that Internet access service, defined as a bundled offering combining various computer processing and content applications, is an information service under the Telecommunications Act and that the transmission capabilities provided over the facilities underlying Internet access and other information service offerings constitute "telecommunications" under the Telecommunications Act, where provided by a common carrier or other party, and may be "telecommunications" if self-provisioned by an ISP. The FCC recently announced its intention to determine in the future whether to require certain providers of Internet services over their own facilities to contribute financially to universal service support mechanisms, which could also subject them to other forms of regulation. The FCC also noted that Internet protocol phone-to-phone telephony appears to be a telecommunications service rather than an information service, but a final conclusion was deferred to subsequent ad hoc proceedings. The regulatory status of cable television system facilities used to provide Internet access was specifically not addressed, and how universal service funding obligations will apply will be the subject of a further proceeding.

      Federal and state laws and regulations relating to the liability of online services companies and Internet access providers for information carried on or disseminated through their networks are currently unsettled. Several private lawsuits seeking to impose such liability upon online services companies and ISPs are currently pending. In addition, legislation has been enacted and new legislation has been proposed that imposes liability for the transmission of or prohibits the transmission of certain types of information on the Internet, including sexually explicit and gambling information.

       Video Regulation

      A number of recent and on-going developments in Congress, at the FCC, and at the United States Copyright Office are likely to have an impact on the extent to which governmental regulations burden the entertainment component of the Company's business and on its ability to compete with other multichannel video programming distributors ("MVPDs").

      Access to Property. The Communications Act contains a provision affording franchise cable operators access to public rights-of-way and certain private easements. Because judicial interpretations generally limit the applicability of this federal right of access to external easements, franchise cable operators have not been successful in using it to gain access to internal ducts or conduits of MDUs without consent of the landlord or management. Thus, cable operators must rely on state or local access laws to obtain the right to compete for MDU subscribers for which private cable systems hold exclusive rights. These statutes, referred to as "mandatory access" provisions, typically empower only franchise cable operators to gain access to an MDU in order to provide service to the residents regardless of whether the MDU owner objects or has entered into a contract with an alternative provider of video services such as the Company. Thus, in jurisdictions where a mandatory access provision has been enacted, a franchise operator might be able to access an MDU and provide service in competition with the Company despite any exclusive Rights of Entry contract that the Company might have entered into with the owner. The ability of franchise operators to force access to an MDU may create additional competition for a limited subscriber base and poses a potential threat to the Company's operating margin at the property in question. A number of jurisdictions in which the Company's targeted markets are located have enacted mandatory access provisions, including the states of Illinois and Pennsylvania and the District of Columbia. While the state of Virginia has not enacted a mandatory access statute, its laws prohibit landlords from accepting payment from a video services provider in exchange for access to an MDU.

      The Company enters into long-term contracts with national REITs and other MDU Managers providing telephony and video Rights of Entry. These rights may be affected by a proceeding in which the Commission is considering whether it should adopt new rules that would cap or otherwise limit the ability of MVPDs to enter into future exclusive contracts with MDU Managers, address existing exclusive contracts, apply its rules concerning wiring inside a customer's premises to all MVPDs, and require the sharing of cable wiring by multiple providers. In a proceeding that remains pending at the FCC, the agency examined the propriety of exclusive contracts entered into between MVPDs and MDU Managers for the provision of multichannel video services. In addition to numerous other proposals, the Commission has proposed a "cap" on such contracts, limiting them to the amount of time reasonably necessary for an MVPD to recover its specific capital costs of providing service in that MDU. In particular, the FCC has sought comment on the length of such a cap and whether it should establish a presumption that a seven-year term is enforceable for all existing and future exclusivity provisions. In this proceeding, the FCC has sought comment on whether it can and should take any specific actions regarding "perpetual" exclusive contracts, including whether such contracts should be limited under any general rule on exclusive contracts that the FCC adopts. The FCC is considering whether to allow MDU Managers to elect to terminate (or take a "fresh look" at) existing "perpetual" exclusive or other exclusive long-term contracts with incumbent cable operators to give all competitive MVPDs the opportunity to compete for MDU business that would otherwise be foreclosed to them because of an exclusive contract.

      Inside Wiring. In late 1997, the FCC issued new rules to govern the disposition of inside wiring by incumbent MVPDs in MDUs on termination of service. These rules, which are intended to encourage competition by new entrants offering franchised and private video service, impose conditions on the sale, removal or abandonment of wiring and govern shared use of space by competing providers. Petitions seeking administrative reconsideration of certain aspects of these rules remain pending at the FCC, and at least one judicial challenge to these rules has been filed in the U.S. Court of Appeals for the Eighth Circuit. In some instances, a new provider such as the Company faces difficulty in taking over a property because the ownership of the wiring is uncertain or contested and the property owner is hesitant to allow installation of additional wiring. The new rules address this issue and facilitate competition from new providers by requiring the incumbent to choose between sale, removal or abandonment of the wiring within certain time constraints and allowing for shared use of space by competing providers in certain circumstances.

      Program Access and Exclusivity. In accordance with the Cable Television Consumer Protection and Competition Act of 1992, the FCC adopted regulations intended to facilitate access to programming by competing MVPDs. The rules generally preclude programmers that share ownership ties with franchise cable television operators ("vertically-integrated programmers") from granting particular MVPDs the exclusive right to carry their programming. In addition, the rules prohibit vertically-integrated programmers that deliver their programming by satellite from engaging in other unfair or discriminatory practices.

      Regulation of DBS Providers. Congress is considering several pieces of DBS legislation that could facilitate the Company's ability to receive local and network TV programming, on the one hand, and enhance the ability of DBS providers to compete with traditional franchise cable systems or private cable operators like the Company on the other. Although federal law currently precludes DBS providers from distributing local TV stations or network signals to viewers other than those living in so-called "white areas" where over-the-air broadcast service is unavailable, Congress is considering removing those restrictions. Current FCC rules preempt any state or local restrictions that "impair" a viewer's ability to receive video programming through devices designed for over-the-air reception of television broadcast service, MMDS or DBS. The rules also preempt laws, regulations, private covenants and homeowners' association rules impairing reception to the extent they apply to property within the exclusive control of the antenna user and where the user has an ownership interest in the property. In addition, the FCC has adopted rules prohibiting MDU Managers from imposing certain restrictions that might impair reception by viewers who do not own the affected property, including MDU residents.

      Regulation of Franchise Cable Television Rates. Private cable operators are not subject to FCC rate regulation; however, a complex regulatory scheme has governed the rates that traditional franchise cable systems charge for basic monthly service, expanded basic and certain customer premises equipment since 1992. Although, as a general rule, the FCC requires franchise cable systems to charge uniform rates to all customers within a geographic area, the regulations allow these operators to offer certain "bulk" discounts to MDU customers, enabling franchise cable systems to be more competitive with private cable providers. As a result of statutory language in the Telecommunications Act, the FCC currently is considering revisions to the uniform rate requirements, which, if adopted, may affect the level of protection these provisions afford private operators. The FCC rules, including its uniform pricing requirements, do not apply when the franchise operator can demonstrate, pursuant to procedures established by the FCC, that it is subject to "effective competition" from providers of similar services in its franchise area. More generally, the regulations do not prohibit discriminatory pricing for services other than rate regulated services and associated installation and equipment costs. In addition, the Telecommunications Act ends regulations holding down the price franchise cable operators can charge for expanded basic service effective March 31, 1999.

      Regulatory Status and Regulation of Private Cable Operations. Franchise cable systems must comply with a host of FCC regulations including rate regulation, substantial channel set-asides for mandatory carriage of local television stations and for leasing by unaffiliated parties, provisions governing content and presentation of advertising and of local cablecast programming, customer service standards, technical testing and performance standards and reporting requirements. Local franchising authorities play a role in enforcing some of these provisions. See "Regulation of Franchise Cable Television Rates." In addition, local (and sometimes state) officials issue traditional cable systems their chief operating authorization, the local franchise, which frequently imposes requirements such as construction and design standards, channel set-asides and production facilities for public, educational and governmental use, and payment of annual franchise fees or other "in kind" benefits to the community.

      Pursuant to the Communications Act, wired MVPD facilities that serve subscribers without using any public right-of-way (commonly known as "private cable systems") are exempt from local franchise requirements and the majority of FCC regulations applicable to franchise systems that do use public rights-of-way. The FCC does not consider use of microwave relays instead of wires to cross public right-of-way a "use of the public right-of-way" for jurisdictional purposes. Thus, in order to avoid becoming subject to these extensive governmental requirements, the Company must confine its wired plant to private property and must rely on microwave transmission to cross public rights-of-way. Use of certain frequencies commonly used in the microwave links that connect properties is limited in the Washington, D.C. area by a recent FCC order establishing a local zone where, in order to protect sensitive government operations, new facilities will not be authorized.

      The use of these frequencies for microwave links nationwide also could be affected generally by other FCC rulemakings investigating the introduction of new services in the frequency band in question on a shared basis. For example, private cable operators and other terrestrial fixed service operations currently enjoy co-primary status exempting their operations from satellite interference in a spectrum that spans two thousand megahertz within the 18 GHz band. In September, 1998, the FCC issued a proposed rulemaking considering a potential reallocation of portions of the 18 GHz band. Under this proposal, which is still pending, all fixed service operators, including private cable operators, will lose their co-primary status in two key portions of the 18 GHz band and be relegated instead to secondary status. If enacted, private cable operators will have little use for new licenses in these two "shared" spectrums because their transmissions would be subject to satellite interference. A grandfathering provision should allow the Company to retain its current 18GHz licenses in the "shared" spectrums without exposure to satellite interference although the Company will not be able to expand or change those existing licenses. Additionally, the FCC will allow private cable operators to apply for new licenses not subject to satellite interference in one of the "shared" spectrums up until the date the FCC issues a final rule, expected in mid-1999. If the final FCC rule results in a reallocation, it is unclear what substitute spectrum is or may be made available for private cable operators in the future.

      In a recent decision, the FCC clarified the law and held that another avenue exists for private operators that will allow them to avoid the requirement for a municipal franchise. The FCC held that under certain circumstances a private operator does not need to receive a municipal franchise to provide its video service to MDUs where the operator provides such service in part through subscribing to a service offered by one of the telephone companies. Under the telephone company's service, the video signal would travel through the telephone company's facilities over the public streets and rights of way. These facilities would connect to the private operator's facilities on private property. The FCC limited its holding that a franchise is unnecessary to the facts involved in the matter before it, which included (but were not limited to) the following: (i) there was absolute separation of ownership between the private operator and telephone company and there was nothing more than a carrier-user relationship between them; (ii) the private operator's facilities were located entirely on private property; (iii) the facilities primarily used by the telephone company to provide service to the private operator were not constructed at the private operator's request; (iv) there was capacity to serve several other programming providers using the telephone companies' fiber; and
(v) the private operator had committed to make its drops available to other programming providers. Several entities have appealed the FCC's decision, which appeal is pending before the United States Court of Appeals for the Seventh Circuit. The FCC's ruling, if upheld, may increase operating efficiencies by enabling the Company to link facilities much more widely dispersed throughout an area than it could using microwave links and still remain largely unregulated. The FCC's conditions on the decision listed above, however, and particularly the fifth condition, may limit the usefulness of the decision to the Company.

      Although private cable systems are exempt from the majority of federal regulations, a few FCC rules apply. Among these are rules which, depending on the configuration of the system and the ownership of TV reception equipment, impose the obligation to obtain retransmission consent prior to delivering certain television stations, limitations on radiation and interference, rules governing equal employment opportunity and closed captioning requirements.

      Copyright. Private cable systems must obtain copyright clearance for programming and other copyrighted material they distribute to subscribers. For satellite delivered services, such clearance typically is obtained from the program supplier. To obtain copyright clearance for broadcast signals the retransmit, the Company must rely on a statutory blanket license which they obtain by filing semi-annual reports and making payments into a federally-administered royalty pool.

State Regulation

      The Telecommunications Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. With respect to local services, ILECs are required to allow interconnection to their networks and to provide access to unbundled network facilities, as well as a number of other procompetitive measures. Because the implementation of the Telecommunications Act remains subject to rulemaking proceedings, arbitration proceedings, legal appeals, and other state regulatory proceedings on these issues, it is currently difficult to predict how quickly full competition for local services, including local dial tone, will be realized.

      All states in which the Company operates require a certification or other authorization from the state regulatory commission to offer intrastate telecommunications services. Many of the states in which the Company operates are in the process of addressing issues relating to the regulation of CLECs.

      In a few states, existing state statutes, regulations or regulatory policy may preclude some or all forms of local service competition. The Telecommunications Act contains provisions that prohibit states and localities from adopting or imposing any legal requirement that may prohibit, or have the effect of prohibiting, the ability of any entity to provide any interstate or intrastate telecommunications service. The FCC is required to preempt any such state or local requirements to the extent necessary to enforce the Telecommunications Act's open market entry requirements. States and localities may, however, continue to regulate the provision of intrastate telecommunications services and require carriers to obtain certificates or licenses before providing service.

      In states where the Company operates, rulemaking proceedings, arbitration proceedings and other state regulatory proceedings may affect the Company's ability to compete with ILECs are now underway or may be instituted in the future. These proceedings involve a variety of telecommunications issues, including but not limited to: pricing and pricing methodologies of local exchange and intrastate interexchange services; development and approval of resale agreements between ILECs and CLECs and among CLECs; terms and conditions governing the provision of telecommunications services; customer service and unauthorized changes in customer-selected telephone service providers; complaints regarding anticompetitive practices and transactions between affiliated telecommunications companies; denial of entry into telecommunications markets; discount levels for resale of local exchange and toll services; treatment of and compensation for calls to Internet service providers; charges for access to ILEC networks; cost sharing and implementation of interim and permanent number portability; dialing parity; access to and responsibility for universal service funding; and review and recommendation to the FCC concerning RBOC authorization to offer in-region long distance service. To the extent the Company decides in the future to install its own transmission facilities, rulemaking proceedings, arbitration proceedings and other state regulatory proceedings may also affect the Company's ability to compete with ILECs. These proceedings may involve issues including but not limited to: collocation of ILEC and CLEC facilities; interconnection agreements between ILECs and CLECs; and access to unbundled and combined network elements of ILECs. In addition, states in which the Company operates may consider legislation that involves issues including but not limited to: any of the aforementioned issues in rulemaking proceedings, arbitration proceedings and other state regulatory proceedings; alternative forms of regulation; and limitations on the provision of competitive telecommunications services.

      The Company is an authorized CLEC, and has obtained authority for the resale of local exchange services, in Colorado, Delaware, Florida, Georgia, Illinois, Maryland, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia and the District of Columbia. The Company is currently authorized as a facilities based provider in Arizona, Colorado, Georgia, Illinois, Florida, South Carolina, North Carolina, Pennsylvania, and Virginia. The Company has filed for facilities based certification in Tennessee, Maryland and the District of Columbia. The Company is also authorized to resell long distance telephone services in these jurisdictions. In addition, the Company expects that it will offer more intrastate services, including intrastate switched services, as its business expands. In most states, the Company is required to file tariffs or price lists setting forth the terms, conditions and prices for services that are classified as intrastate. In all states, the Company must comply with state regulations and policies regarding service quality, reporting, auditing, customer service, and other matters.

Local Regulation

      The Company's networks are subject to numerous local regulations such as building codes, right-of-way requirements, and licensing. Such regulations vary on a city by city and county by county basis. To the extent the Company decides in the future to install its own transmission facilities, it will need to obtain rights-of-way over private and publicly owned land. There can be no assurance that such rights-of-way will be available to the Company on economically reasonable or advantageous terms.

      The foregoing discussion of regulatory factors does not describe all laws, regulations, or restrictions that may apply to the Company. It also does not review all laws or regulations under consideration by federal and state governmental bodies that may affect the Company's operations. It is possible that present and future laws and regulations not discussed here could have a material adverse effect on the Company's results of operations and financial condition.



Employees

      As of December 31, 1999, the Company had approximately 444 employees. The Company believes that its future success will depend on its continued ability to attract and retain highly skilled and qualified employees. None of the Company's employees is currently represented by a collective bargaining agreement. The Company believes that it enjoys good relationships with its employees.

Item 2.    Description of Properties

----------------------------------------------------------------------------------------------
Location                 Square Footage    Owned/Leased      Principal Function
----------------------------------------------------------------------------------------------
Bannockburn, Illinois            21,600       Leased (1)     Headquarters
Lake Forest, Illinois            40,000       Leased         Headquarters
Herndon, Virginia                80,000       Leased         Regional Headquarters
Largo, Maryland                  18,500       Leased         Mid-Atlantic Regional Operations
Alpharetta, Georgia               7,200       Leased         Southeast Regional Operations
Atlanta, Georgia                 20,000       Leased (1)     Southeast Regional Operations
Aurora, Colorado                 11,000       Leased         Western Regional Operations
Chicago, Illinois                11,900       Leased         Central Regional Operations
Phoenix, Arizona                  7,700       Leased         Western Regional Operations
Phoenix, Arizona                  3,248       Leased         Western Regional Switch Site
----------------------------------------------------------------------------------------------

(1)  These offices are currently being subleased by the Company

      The Company believes that its leased facilities are adequate to meet its current needs in its targeted markets and that additional facilities are available to meet its development and expansion needs in such markets for the foreseeable future. Certain of the Company's obligations under its leases for its Lake Forest, Illinois, Bannockburn, Illionois and Alpharetta, Georgia offices are guaranteed by SBC.


Item 3. Legal Proceedings

      From time to time, the Company has been and is involved in various legal proceedings, all of which management believes are routine in nature and incidental to the conduct of its business. The ultimate legal and financial liability of the Company with respect to such proceedings cannot be estimated with certainty, but the Company believes, based on its examination of such matters, that none of such proceedings, if determined adversely to the Company, would have a material adverse effect on the Company's results of operations and financial condition and its ability to meet its obligations under the Senior Notes.

      On August 6, 1998 the Company made a demand for arbitration of certain disputes under the Mid-Atlantic Telecom Plus, LLC ("Mid-Atlantic") operating agreement. The arbitration demand sought the resolution of several disputes between the parties, including among other things, whether the Company was entitled to disclose Mid-Atlantic's financial results in connection with the Company's exchange offer registration statement. On January 15, 1999 the Company, Mid-Atlantic and other related parties entered into a Settlement Agreement (the "Settlement Agreement") which resolved the disputes covered by the arbitration demand. On March 30, 1999, the Company filed a demand for arbitration seeking a declaratory ruling on the equity ownership of VIC-RMTS-DC, LLC. On December 14, 1999 the Company, Mid-Atlantic and other related parties entered into a second Settlement Agreement ("Second Settlement Agreement") which resolved the disputes covered by these arbitration demands.

      There can be no assurances that further disputes between the Company and Mid-Atlantic will not arise, or of the effects of any such disputes on the Company's results of operations and financial condition.

     One former and one current employee of the Company have recently filed complaints with the EEOC. The Company has conducted an internal investigation and is vigorously contesting the charges. The Company believes that costs from these actions will be covered by insurance.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.


                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     As of March 31, 2000, the Company had outstanding an aggregate of 1,000,000 shares of Common Stock. OnePoint is a closely held company and its shares are not traded in any stock market.

     The holders of common stock are entitled to receive pro rata the assets of the Company which are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of preferred stock . The holders of common stock are entitled to receive dividends as determined by the Board of Directors. The Company does not expect to pay dividends on its common stock for the foreseeable future.

Item 6.   Selected Financial Data


      The following table sets forth selected historical financial and other data of the Company. The selected consolidated statement of operations and balance sheet data set forth below as of December 31, 1997, 1998 and 1999 and for the periods then ended are derived from the financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors. The Company was formed in 1996 and has generated operating losses and negative cash flow from its operating activities to date. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the Notes thereto, contained elsewhere in this filing.

                                                              Year Ended           Year Ended           Year Ended
                                                          December 31, 1997    December 31, 1998     December 31, 1999
                                                          -----------------    ------------------    -----------------
                                                                             (dollars in thousands)

Statement of Operations Data:
      Net revenue.......................................        $       43        $    6,953             $  22,138
      Cost of revenue:..................................                83             8,765                22,006
      Selling, general and administrative expenses......            12,788            27,873                53,667
      Depreciation and amortization.....................               235             1,455                 3,060
      Loss from operations..............................           (13,063)          (31,140)              (56,595)
      Other income (expense)............................                44            (9,787)              (12,735)
      Loss on equity investments........................            (3,072)           (3,698)               (3,828)
      Extraordinary item................................                --            19,799                20,432

      Net loss..........................................        $  (16,091)       $  (24,826)            $ (52,726)
                                                                ==========        ==========             =========

Basic Earnings Per Share:
      Loss before extraordinary item....................        $   (16.09)       $   (44.62)            $  (73.16)
      Extraordinary item................................                --             19.80                 20.43
      Net loss..........................................        $   (16.09)       $   (24.82)            $  (52.73)
                                                                ==========        ==========             =========
Weighted average common shares used in computing
basic loss per share:                                            1,000,000         1,000,000             1,000,000
                                                                ==========        ==========             =========


                                                                               As of December 31,
                                                                   1997              1998                    1999
                                                                   ----              ----                    ----
                                                                             (dollars in thousands)
Consolidated balance sheet data:
      Cash and cash equivalents.........................        $    5,463        $    5,730             $   6,608
      Working capital...................................             3,851            15,509                 6,224
      Total assets......................................            19,681           149,307                81,408
      Long term debt....................................             1,500           138,503               102,437
      Redeemable preferred stock........................                --            35,000                35,000
      Unitholders'/stockholders' equity/(deficit).......            15,373           (36,872)              (90,264)

                                                              Year Ended            Year Ended           Year Ended
                                                           December 31, 1997     Decenber 31, 1998    December 31,1999
                                                           -----------------     -----------------    ----------------
                                                                               (Dollars in thousands)
Other Financial Data:
      Adjusted EBITDA (1).................................  $    (12,845)         $    (29,688)          $ (54,190)
      Net cash used in operating activities...............       (11,427)              (37,672)            (58,442)
      Net cash (used in) provided by investing
       activities (2).....................................        (2,573)             (118,572)             71,747
      Net cash from (used in) financing activities........        19,360               156,511             (12,427)
      Capital expenditures................................         2,440                 9,374              12,408

      Ratio of losses to fixed charges (3)................           --                     --                  --

------------------
(1) Adjusted EBITDA is defined as net income (loss) before income taxes and depreciation, amortization, extraordinary gain on debt repurchases, and equity investment income (loss). Adjusted EBITDA is presented because it is a widely accepted financial indicator of a company's ability to income and service debt. However, Adjusted EBITDA should not be considered in isolation as a substitute for net loss or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Further, funds depicted by Adjusted EBITDA may not be available for management's discretionary use (due to legal or functional requirements to conserve funds for capital replacement and expansion, debt service and other commitments and uncertainties). In addition, this measure of Adjusted EBITDA may not be comparable to similar measures reported by other companies.

(2) Cash flows from investing activities included the changes in the Company's restricted cash balances on deposit in an escrow account pending investment in Mid-Atlantic. Cash and cash equivalents as of December 31, 1999, 1998 and 1997 were $134, $5,199 and $13,000 respectively.

(3) For the purpose of the ratio of losses to fixed charges, (i) losses are calculated as net loss before fixed charges and (ii) fixed charges include interest on all indebtedness, and operating lease expense. Fixed charges for the period from December 31, 1997, and for the years ended December 31, 1998 and 1999 were approximately $629, $1,107 and $2,643 respectively. For the period ended December 31, 1997 and the years ended December 31, 1998 and 1999 the Company's deficiency of earnings to cover fixed charges was approximately $16.1 million, $24.8 million, and $43.5 million respectively.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations - OnePoint Communications Corp.

       Year Ended December 31, 1999  Compared with Year Ended December 31, 1998

       Revenue

      The Company began actively marketing its services in January 1998 in the Washington/Baltimore/ Philadelphia metropolitan area, in February 1998 in the Atlanta and Chicago and in March 1998 in the Charlotte/Raleigh/Durham, Denver and Phoenix. Total revenues for 1999 were $22.1 million compared to $7.0 million in 1998. Telephony revenues and cable television revenues for 1999 were $17.5 million and $4.6 million, respectively. The increase of $15.1 million is primarily due to an increase in MDUs and subscribers as the Company continues to expand its customer base and penetration into its customers' usage of telephony, video and internet services.

       Cost of Revenue

      Cost of revenue (consisting of primarily programming, telecommunication service costs and payments to owners and employees of MDUs) was $22.0 million in 1999 as compared to $8.8 million in 1998. Cost of revenues increased accordingly as revenues increased due to the increase in the number of Subscribers. Revenue for the twelve months ended December 31, 1999 exceeded cost of revenues by $132. In addition, developer payments in 1999 as compared to 1998 increased $2.0 million while the associated revenues increased $15.2 million. Total costs of telephony revenues and cable television revenues for 1999 were $15.0 million and $2.4 million, respectively; as compared to $7.1 million and $1.6 million, respectively for 1998.

       Selling, General and Administrative Expenses

      Selling, general and administrative expenses were $53.7 million in 1999 compared to $27.9 million in 1998, an increase of $25.8 million, or 92.5%. This was primarily the result of increases in personnel and related costs associated with the preparation for deployment of its network facilities and corresponding provisioning of retail telephony services. Included in the personnel cost is $4.2 million non-cash compensation expense attributable to the Company's stock appreciation rights plan recognized in 1999 due to the significant increase in the Company's estimated fair market value. The Company continues to experience higher than anticipated customer activation costs as it currently provides services through resale agreements with the ILECs and is dependent on the ILECs for the efficiency of order processing and installation. The reserve for bad debts was increased in December 1999 from 9% to 18% of trade receivables as the Company has experienced an increased volume of non-pay disconnections. The Company is currently implementing credit scoring and deposit procedures to address the high rate of bad debt.

       Depreciation and Amortization

      Depreciation and amortization was $3.1 million in 1999 compared to $1.5 million in 1998, an increase of $1.6 million, or 106.7%. The increase is primarily attributable to an increase in cable equipment related to the conversion of equipment acquired from PCTV. In addition the Company acquired a significant amount of new computers, furniture and equipment to support the additional staffing and recognized additional depreciation expense in 1999 related to those newly acquired assets.

       Interest Income and Expenses

      Interest expense was $15.3 million in 1999 compared to $15.8 million in 1998. Interest income was $3.2 million in 1999 compared to $6.0 million in 1998. The decrease was as a result of a reduction in the investment in marketable securities to $28.8 million in 1999 from $99.8 million in 1998. The proceeds from the securities were used to fund the Company's capital expenditures and operating losses for 1999.

       Equity in Losses in Unconsolidated Subsidiaries

      The Company recognized an equity loss of $3.8 million from the operations of Mid-Atlantic and Mid-Atlantic Telcom Plus Interactive ("MAC Interactive") during the twelve months ended December 31, 1999 compared to an equity loss of $3.7 million from such investees for the same period in 1998. In March of 2000, Mid-Atlantic sold substantially all of its assets, net of certain liabilities to Comcast Corporation. The Company's proportionate share of the net proceeds related thereto was approximately $34.0 million, of which approximately $11.6 million is subject to certain escrow and holdback provisions. The Company will recognize a gain of approximately $20.0 million in the first quarter of 2000 related to this transaction.

Year Ended December 31, 1998  Compared with Year Ended December 31, 1997

       Revenue

      The Company began actively marketing its services in January 1998 in the Washington/Baltimore/ Philadelphia metropolitan area, in February 1998 in Atlanta and Chicago and in March 1998 in Charlotte/Raleigh/Durham, Denver and Phoenix. Total revenues for 1998 were $7.0 million compared to $43 in 1997. Telephony revenues and cable television revenues for 1998 were $4.4 million and $2.5 million, respectively.

       Cost of Revenue

      Cost of Revenue (consisting of primarily programming, telecommunication service costs and payments to owners and employees of MDUs) was $8.8 million in 1998 as compared to $83 in 1997. Cost of Revenue for the twelve months ended December 31, 1998 exceeded revenues by $1.8 million primarily because payments to certain MDU owners are structured on a per-passing basis and because of higher costs during a customer's installation period. Total costs of telephony revenues and cable television revenues for 1998 were $7.1 million and $1.6 million, respectively.

       Selling, General and Administrative Expenses

      Selling, general and administrative expenses were $27.9 million in 1998 compared to $12.8 million in 1997, an increase of $15.1 million, or 118%. This was primarily the result of increases in personnel and related costs associated with the initiation of service in three new regions and the increased volume of subscribers for the Company's communications services. The Company continues to experience higher than anticipated customer activation costs as it currently provides services through resale agreements with the ILECs and is dependent on the ILECs for the efficiency of order processing and installation. The reserve for bad debts was increased in December 1998 from 4% to 9% of telephony revenue as the Company has recently experienced an increased volume of non-pay disconnections and anticipates this higher level of bad debts to continue for the foreseeable future.

       Depreciation and Amortization

      Depreciation and amortization was $1.5 million in 1998 compared to $0.2 million in 1997, an increase of $1.3 million, or 519%. The increase is primarily attributable to an increase in cable and telephone systems and intangible assets resulting from purchases and construction of such equipment and the acquisition of PCTV during 1998.

       Interest Income and Expenses

      Interest expense was $15.8 million in 1998 compared to $11 in 1997. The increase results from the interest accrued on the Company's 14 1/2% Senior Notes due 2008, which were issued in May 1998 (the "Senior Notes"). Interest income was $6.0 million in 1998, compared to $72 in 1997. The increase reflects interest income from short-term investment of the proceeds from the offering of the Senior Notes.

       Equity in Losses in Unconsolidated Subsidiaries

      The Company recognized an equity loss of $3.7 million from the operations of Mid-Atlantic and MAC Interactive during the twelve months ended December 31, 1998 compared to an equity loss of $3.1 million from such investees for the same period in 1997.

Results of Operations - VIC-RMTS-DC, LLC

In December 1999, a subsidiary of SBC purchased a 24% direct ownership interest in VIC-RMTS-DC, LLC a majority-owned subsidiary of the Company, from OPC Holdings, a wholly-owned subsidiary of the company, in exchange for $10.0 million. This agreement provided OPC Holdings the right to sell up to an additional 24% direct ownership interest in VIC-RMTS-DC, LLC on the same terms during the first quarter of 2000.

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

Revenue

           VIC-RMTS-DC, LLC's total revenues for 1999 were $4.7 million compared to $1.7 million in 1998. This was primarily due to the expansion of its operations during 1999 including the addition of approximately 62 net new MDUs and approximately 5,000 net new subscribers.

Cost of Revenue

           Cost of Revenue (consisting primarily of telecommunication service costs and payments to owners and employees of MDUs) was $5.6 million in 1999 as compared to $2.8 million in 1998. Cost of Revenue for the twelve months ended December 31, 1999 exceeded revenue by $0.9 million primarily because payments to certain MDU owners are structured on a per passing basis without regard to actual fees charged to occupants of the MDU.

Selling, General and Administrative Expenses

           Selling, general and administrative expenses were $11.2 million in 1999 as compared to $10.3 million in 1998, an increase of $0.9 million, or 8.7%. This was primarily the result of increases in personnel and related cost associated with the initiation of service and the increased volume of subscribers for VIC-RMTS-DC, LLC's communications services. VIC-RMTS-DC, LLC continues to experience higher than anticipated customer activation costs as it currently provides services through resale agreements with the ILECs and is dependent on the ILECs for the efficiency of order processing and installation. The reserve for bad debts was increased in December 1999 from 9% to 20% of trade receivables as VIC-RMTS-DC, LLC experienced an increased volume of non-pay disconnections. VIC-RMTS-DC, LLC is currently implementing credit scoring and deposit programs to address its high rate of bad debt.

Depreciation and Amortization

           Depreciation and amortization was $447 for the year ended December 31, 1999 as compared to $287 in 1998 and increase of $160 or 55.8%. This increase is primarily attributable to an increase in capitalized assets related to its property network equipment and related depreciation expense.

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

Revenue

           VIC-RMTS-DC, LLC's total revenues for 1999 were $1.7 million compared to $43 in 1998. This was primarily due to the expansion of its operations during 1998.

Cost of Revenue

           Cost of Revenue (consisting primarily of telecommunication service costs and payments to owners and employees of MDUs) was $2.8 million in 1998 as compared to $82 in 1997. Cost of

Revenue for the twelve months ended December 31, 1998 exceeded revenue by $1.2 million primarily because payments to certain MDU owners are structured on a per passing basis without regard to actual fees charged to occupants of the MDU.


Selling, General and Administrative Expenses

           Selling, general and administrative expenses were $10.3 million in 1999 as compared to $4.6 million in 1997, an increase of $5.7 million, or 123.9%. This was primarily the result of increases in personnel and related cost associated with the initiation of service and the increased volume of subscribers for VIC-RMTS-DC, LLC's communications services. VIC-RMTS-DC, LLC continues to experience higher than anticipated customer activation costs as it currently provides services through resale agreements with the ILECs and is dependent on the ILECs for the efficiency of order processing and installation.

Depreciation and Amortization

           Depreciation and amortization was $287 for the year ended December 31, 1998 as compared to $157 in 1997 and increase of $130 or 82.8%. This increase is primarily attributable to an increase in capitalized assets related to its telephone systems and related depreciation expense.


Results of Operations -  OnePoint Services, LLC

OnePoint Services, LLC commenced operations on November 30, 1999

      OnePoint Services, LLC's total revenues for 1999 were $416. Cost of Revenue (consisting primarily of telecommunication costs to provide prepaid phone service) was $401 in 1999. Selling, general and administrative expenses were $211 in 1999. Depreciation and amortization was $31 for the year ended December 31, 1999. Interest income was $8 for the year ended December 31, 1999 comprised of interest on funds available for anticipated needs in 2000.




Liquidity and Capital Resources - OnePoint Communications Corp.

      The Company has financed its development through December 1999 with proceeds from the issuance of $175.0 million in Senior Notes, $35.0 million of funding provided by Ventures in Communications, LLC ("VIC"), $80 of equity invested by VenCom, L.L.C., borrowings under a $9.0 million credit facility from Northern Trust (the "Credit Facility"), a second $16.0 million credit facility from Northern Trust (the "Second Credit Facility"), and a $10.0 million equity investment in VIC-RMTS-DC, LLC by SBC Comventures, Inc., a subsidiary of SBC. As of December 31, 1999: (i) Ventures in Communications II, LLC ("VIC2") owned all of the Company's outstanding capital stock; (ii) Mr. Otterbeck indirectly owned 89.1% of VIC2's common membership units; (iii) SBC indirectly owned 9.9% of VIC2's common membership units, and had a priority on the first $35.0 million of distributions by VIC2 (less all principal and interest payments on the VIC2
Note), and VIC had warrants exercisable for 11.9% of VIC2's equity; and (iv) CAIS Internet, Inc. owned 1% of VIC2's common membership units.

      From February to June 1997, the Company made investments totaling approximately $12.0 million in Mid-Atlantic, a joint venture the Company entered into to provide video service in the mid-atlantic region, and in December 1997 the Company invested $750 in Mid-Atlantic Telcom Plus Interactive, LLC ("MAC Interactive") to establish a separate joint venture with the other investors in Mid-Atlantic to secure exclusive marketing rights for certain programming services from an affiliated company. The Company completed the orderly disposition of MAC Interactive in 1999 and realized gross proceeds of approximately $135 on the sale of substantially all of the assets, net of certain liabilities of MAC Interactive to an unrelated third party, resulting in no additional gain or loss recognition in 1999 as all losses attributable to this disposition were recognized in 1998. In March of 2000, Mid-Atlanitc sold substantially all of its assets, net of certain liabilities to Comcast Corporation. The Company's proportionate share of the net proceeds related thereto was approximately $34.0 million, of which approximately $11.6 million is subject to certain escrow and holdback provisions. The Company will recognize a gain of approximately $20.0 million in the first quarter of 2000 related to this transaction.

      In June 1998, the Company, through a wholly-owned subsidiary, entered into a definitive agreement to acquire certain assets used by Preferred Entertainment, Inc., a subsidiary of People's Choice TV Corp. ("PCTV") to provide video service to MDUs in Chicago. Pursuant to the agreement, the Company acquired Rights of Entry for approximately 27,800 video passings in 160 properties in July through October for total consideration of $12.4 million. During the course of 1999 the Company invested approximately $5.8 million in capital expenditures to upgrade the existing PCTV equipment to newer technology.

       In March 1998, the Company obtained a $9.0 million credit facility from Northern Trust (the "Credit Facility"). Borrowings under the Credit Facility outstanding as of December 15, 1998, (approximately $8.75 million) will be amortized over a five-year period. The interest rate on borrowings under the Credit Facility is, at the Company's election: (i) Northern Trust's prime rate less 3/4 of 1%; (ii) LIBOR plus 50 basis points; or (iii) the federal funds rate (as defined) plus 50 basis points. As of December 31,1999, the Company had outstanding $8.4 million and obtained a $0.25 million letter of credit under the facility. On August 30, 1999 the Company established the Second Credit Facility with the same bank enabling the Company to borrow up to an additional $16.0 million. The terms of the Credit Facility are similar to those contained in the previous agreement. On the same date the Credit Facility was amended in order to make the default provisions consistent under both facilities. As of December 31, 1999 the Company had $14.4 million outstanding on the Second Credit Facility and obtained $1.6 million in letters of credit.

      In May 1998, the Company offered 175,000 units each consisting of a $1 principal amount of 14 1/2% Senior Notes due 2008 (the "Senior Notes") and a warrant to purchase 0.635 shares of the common stock of the Company (a "Warrant") for gross proceeds of $175.0 million (collectively, the "Unit Offering"). The Company used approximately $80.5 million of the net proceeds from the Unit Offering to purchase securities pledged with a trustee to fund future interest payments on the Senior Notes (the "Pledged Securities"). The Company also used a portion of the proceeds to pay down the borrowings under the Credit Facility which the Company has since borrowed again since that time. The Company completed open market purchases of Senior Notes having an aggregate principal amount of $92.3 million between November 9, 1998 and June 30, 1999 at various prices for an aggregate total cost of approximately $47.9 million, including accrued interest and transaction fees. The Company recognized an extraordinary gain on the early extinguishment of this debt of $19.8 million in the fourth quarter of 1998 and recognized an extraordinary gain of approximately $20.4 million in the first and second quarters of 1999. Pursuant to the restricted securities agreement entered into in connection with the issuance of the Senior Notes, the trustee of the Pledged Securities released approximately $26.7 million of such securities on February 24, 1999 and $11.5 million on July 8, 1999 upon request by the Company. Based on market conditions, the Company will continue to evaluate the repurchase of Senior Notes and may continue to utilize existing cash to fund additional purchases. The balance of the net proceeds have been, or will be, to invest in network infrastructure, to support voice and data services, to fund additional open market purchases of Senior Notes, to fund future capital calls by the Company's subsidiaries and to fund working capital and for general corporate purposes, including operating losses.

      Cash flows used in operating activities were $58.4 million and $37.7 million in 1999 and 1998, respectively, an increase of $20.7 million or 53.9%. The expansion of business operations, as mentioned previously in the Selling General and Administrative section of Results of Operations, during 1999 precipitated this increase. Cash flows used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

      Net cash used by the Company for acquisitions of property and equipment during 1999 totaled $12.4 million, compared to $9.4 million in 1998, an increase of $3.0 million or 31.9%. This increase was primarily due to the equipment investment to upgrade video assets in the Chicago market. As of December 31, 1999 the Company had an accumulated deficit of $95.7 million, and had cash and cash equivalents of $6.6 million and available investments of $5.5 million, net of the Pledged Securities totaling $23.3 million.

      Cash flows provided by investing activities in 1999 were $71.7 million. Cash flows used in investing activities in 1998 were $118.6 million. The significant variance is primarily due to the purchase of marketable securities in 1998 from the proceeds of the notes compared to the sales of marketable securities in 1999 to fund operations, purchases of capitalized assets, repurchases of the Senior Notes, and proceeds from the sale of VIC-RMTS-DC, LLC units to SBC Comventures, Inc. offset by purchases of capitalized assets. Cash flows used in financing activities were $12.4 million in 1999. Cash flows provided by financing activities in 1998 were $156.5 million. The significant variance from 1998 to 1999 was primarily attributable to the proceeds from the Senior Note issuance and Credit Facility in 1998 compared to the repurchases of the Senior Notes in 1999 and repayments of scheduled maturities of the Credit Facility in 1999 offset by the proceeds from the Second Credit Facility obtained in 1999. As of December 31, 1999 the Company had $6.6 million of cash and cash equivalents, excluding the Pledged Securities.

      During 1998 and 1999 the Company incurred liquidated damages resulting from its failure to have its Registration Statement with respect to its Senior Notes declared effective by the Commission by November 17, 1998. The Company incurred liquidated damages of approximately $390 through August 6, 1999 at which time the Company's registration became effective. As of December 1, 1999 all liquidated damages were paid to note holders of record.

      In November of 1999 OnePoint Services LLC, a majority owned subsidiary was formed by the Company. On November 30, 1999 OnePoint Services, LLC purchased 100% of RCP Communications, Inc. ("RCP"), a prepaid telephony service company, for a total consideration of $985 and 1.425 million restricted common units. Of these amounts $891 and 1.050 million restricted common units are being withheld subject to the revenue and cash flow targets. The consolidated results of operations, for the month of December 1999, of OnePoint Services, LLC and RCP are included in the Company's 1999 consolidated results of operations.

      In December 1999 the Company sold 6.889 units of VIC-RMTS-DC, LLC units for the sum of $10.0 million to SBC Comventures, Inc. The Company exercised its option to sell an additional 3.445 units to SBC in February 2000 for the sum of $5.0 million and did not exercise its option to sell an additional 3.445 units in March 2000. The Company has the right to call the units at any time for the purchase price plus 15% per annum. In addition, SBC has the right to put the VIC-RMTS-DC, LLC units acquired from the Company directly to James Otterbeck, the Company's Chairman and the sole member of VenCom, L.L.C. (an 89.1% owner of the Company), personally, under the same terms and conditions as the Company's call rights.

      On March 20, 2000 the Company invested $100 for 10 redeemable units or
1% of ComPlus LP, an engineering services company, which provides services to the Company and is 98% owned by VIC, LLC and 1% owned by AMI-Vcom2, Inc. In addition the Company made a loan to ComPlus LP for $900 which accrues interest at 15% per annum. The investment will be accounted for pursuant to the equity method and is not expected to be material to the Company's consolidated results of operations or financial position.

      As the Company begins deployment of its IP-based network capable of providing a full range of voice, data and video services the company is in the process of divesting its remaining private cable assets in Illinois and Georgia. During the first quarter of 2000, the Company received multiple offers to buy its private cable assets in Illinois.

      The Company has entered into employment agreements with certain key executives and other employees that provide for certain levels of benefits for such employees, notices in the event of termination by either party, minimum annual compensation and bonuses, and other customary terms, including non-compete and non-disclosure requirements placed on the employees during their employment with the Company and for specified periods thereafter.

      The Company will be required to raise significant additional capital during 2000 in order to fund its current business plan. The Company's business plan entails the expansion into new markets and the deployment of considerable network equipment in multiple work during 2000 which will enable the Company to provide differentiated and higher margin facilities-based voice and data services. Without sufficient capital to purchase this equipment and fund market expansion, the Company will be forced to reduce its network deployment which will result in the continuation of operating losses from its current resale platform and restrict its ability to offer competitive high-speed data services. In addition, in the event the Company is unable to raise sufficient additional capital, the Company's results of operations, financial position, and ability to continue operations may experience material adverse effects.

      In addition to its current capital requirements, the Company expects significant ongoing cash requirements for at least the next several years due to continued expansion of its customer base and the need to invest in facilities and equipment to support voice, data and video services. The Company's future cash requirements will depend on a number of factors including (i) the rate at which the Company secures Rights of Entry, (ii) the level of penetration achieved for telephony, data and video services and the pricing of such services, (iii) the rate at which the Company deploys network facilities, the cost of equipment required to do so, and its ability to aggregate traffic onto the Company's facilities, (iv) the expansion to additional markets, if any. However, there can be no assurances that the Company will be able to obtain the aforementioned capital.

           During the course of 1999 the Company retained the services of an investment bank to assist in raising private equity. The Company would like to finalize this equity offering during the second quarter of 2000. However, there can be no assurances that the Company will be successful in completing this private equity infusion or that the terms of such a transaction will be economically favorable to the Company, its current Senior Note holders or its current shareholders.

      The Company's future results of operations will be materially impacted by its ability to finance its planned business strategies. The Company expects that its current financing will be sufficient to meet its operational rollout plans through the second quarter of 2000, with additional financing available if and when the Company sells private equity and certain cable assets. In the event the Company is unsuccessful in raising the additional private equity or selling its wholly-owned subsidiary, OnePoint Communications-Illinois, LLC, the Company may not be able to fund its network deployment, operating losses or debt obligations.

Liquidity and Capital Resources - VIC-RMTS-DC, LLC

VIC-RMTS-DC, LLC has financed its development with $31.9 million of contributed equity by unit holders.

           Cash flows used in operating activities were $11.9 million and $12.1 million for the years ended December 31, 1999 and 1998 respectively, a decrease of $0.2 million or 1.7%. Cash flows used in operating activities can vary from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

           Net cash used by VIC-RMTS-DC, LLC for acquisitions of property and equipment during the year ended December 31, 1999 was $0.6 million compared to $1.2 million for the year ended December 31, 1998. As of December 31, 1999 VIC-RMTS has an accumulated deficit of $30.6 million, and had no cash or cash equivalents.

           Cash flows used in investing activities in the year ended December 31, 1999 were $0.6 million. Cash flows used in investing activities in the year ended December 31, 1998 were $1.2 million. Cash flows provided by financing activities were $12.5 million and $13.3 million for the years ended December 31, 1999 and December 31, 1998 respectively.

           The Company will be required to raise significant additional capital during 2000 in order to fund its current business plan. The Company's business plan entails the expansion into new markets and the deployment of considerable network equipment in multiple markets during 2000 which will enable the Company to provide differentiated and higher margin facilities-based voice and data services. Without sufficient capital to purchase this equipment and fund market expansion, the Company will be forced to reduce its network deployment which will result in the continuation of operating losses from its current resale platform and restrict its ability to offer competitive high-speed data services. In addition, in the event the Company is unable to raise sufficient additional capital, the Company's results of operations, financial position, and ability to continue operations may experience material adverse effects.

           In addition to its current capital requirement VIC-RMTS-DC, LLC expects significant ongoing cash requirements for at least the next several years due to continued expansion of its customer base and the need to invest in facilities and equipment to support telephony and internet services. VIC-RMTS-DC, LLC's future cash requirements will depend on a number of factors including; (i) the rate at which VIC-RMTS-DC, LLC secures Rights of Entry, (ii) the level of penetration achieved for telephony services and the pricing of such services, (iii) the rate at which VIC-RMTS-DC, LLC deploys telephony and internet facilities, the cost of equipment required to do so, and its ability to aggregate traffic on VIC-RMTS-DC, LLC's facilities, and (iv) the expansion to additional markets, if any. However there can be no assurances that the Company will be able to obtain the aforementioned capital.

      VIC-RMTS-DC, LLC's future results of operations will be materially impacted by its ability to finance its planned business strategies. VIC-RMTS-DC, LLC expects that its current financing would be sufficient to meet operating and capital needs through the second quarter of 2000, additional funding will be required in 2000 and is expected to be provided by OnePoint Communications Corp., the majority-owner of VIC-RMTS-DC, LLC. OnePoint Communications Corp. anticipates additional financing will be available if and when the Company sells private equity and certain cable assets. In the event the Company is unsuccessful in raising the additional private equity or selling its wholly-owned subsidiary, OnePoint Communications-Illinois, LLC, the Company may not be able to fund VIC-RMTS-DC, LLC network deployment, operating losses or debt obligations.

Liquidity and Capital Resources - OnePoint Services, LLC

           OnePoint Services, LLC began operations in December 1999 and has financed its development with $3.2 million of contributed equity by unit holders.

           Cash flows generated from operating activities were $1.5 million for the period from inception to December 31, 1999. These cash flows came from the acquisition of the equity of RCP Communications, Inc. ("RCP") in November 1999. Cash flows used in operating activities can vary from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

           Net cash used by OnePoint Services, LLC for the acquisitions of property and equipment of RCP during the period from inception to December 31, 1999 was $0.4 million. As of December 31, 1999 OnePoint Services, LLC has an accumulated deficit of $(0.2) million, and had $1.5 million of cash and cash equivalents.

           Cash flows used in investing activities in the period from inception to December 31, 1999 were $3.2 million for the acquisition of intangible assets in connection with the acquisition of RCP. Cash flows provided by financing activities were $3.2 million for the year ended December 31, 1999.

           OnePoint Services, LLC expects significant ongoing cash requirements for at least the next several years due to continued expansion of its customer base and the need to invest in equipment to support telephony services. OnePoint Services, LLC's future cash requirements will depend on a number of factors including (i) the number of new markets entered (ii) the level of penetration achieved in the new markets for telephony services and the pricing of such services, (iii) the rates negotiated with its carriers for domestic and international service, (iv) the cost of the equipment to support additional markets and (v) the payment terms of primary carriers.

           OnePoint Services, LLC's future results of operations will be materially impacted by its ability to finance its planned business strategies. OnePoint Services, LLC expects that its current financing is sufficient to meet operating and capital needs through 2000.


Year 2000 Issue

      The Company is aware of the implications associated with the "Year 2000" as it relates to software information systems and other outside implications on the Company's operations. The "Year 2000" has not had a material impact on the Company's current information systems. As a result, the Company's incremental expenditures to ensure that its information systems were "Year 2000" compliant were not material to the Company's liquidity, financial position or results of operations. The Company estimates that it spent approximately $300,000 to date on "Year 2000."

Inflation

      The Company's obligations under the Credit Facility bear interest at floating rates, and an increase in interest rates could adversely affect, among other things, the Company's ability to meet its debt service requirements.

Impact of New Accounting Pronouncements

           In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("Statement 133"). Statement 133 is effective for years beginning after June 15, 1999. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Management does not anticipate that the adoption of Statement 133 will have a material impact on its financial position or the results of its operations.

      Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred, broadly defines start-up activities SOP 98-5 applies to all non-governmental entities, except for certain entities, and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company recognized the effects of the initial application of SOP 98-5 as the cumulative effect of a change in accounting principal, as described in Accounting Principles Board (APB) Opinion No. 20, Accounting Changes.



      This Form 10-K contains certain forward-looking statements, including, without limitation, statements concerning the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (which do not apply to initial public offerings). Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "plans," or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. These forward-looking statements are subject to a number of risks and uncertainties, including, without limitation, those related to the Company's substantial leverage and debt service requirements, the Company's dependence on significant customers and on certain suppliers, the effects of competition on the Company, risks related to the year 2000 issue, and the other factors discussed in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.
---------------------------------------------------------------------

      The Company has certain exposure to financial market risks, including changes in the interest rates and other relevant market prices. Specifically, an increase or decrease in interest rates would affect interest costs relating to our Credit Facility and our Second Credit Facility. At December 31, 1999, the Company has an outstanding loan balance of $8.4 million and $14.4 million on the Credit Facility and the Second Credit Facility respectively. The outstanding loan balances represent approximately 22% of our outstanding long-term debt.

      The Company also maintains securities which are classified as "available for sale" valued at $28.8 million as of December 31, 1999. An immediate increase or decrease in interest rates could have a material impact on the fair value of these financial instruments or on our short-term investment portfolio.

      Changes in interest rates do not have a direct impact on interest expense relating to our remaining fixed rate long-term debt, although the fair market value of our fixed rate debt is sensitive to changes in interest rates. If market rates declined, our interest payments could exceed those based on our current market rate. We currently do not use interest rate derivative instruments to manage our exposure to interest rate changes, but may do so in the future.



Item 8.    Financial Statements.
-------------------------------

      Financial statements and supplementary data required by this Item 8 are attached as Exhibit A.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

      None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

      The executive officers and directors of the Company, and their ages as of March 31, 1999 are set forth below:

Name                      Age           Position
----                      ---           --------
James A. Otterbeck          39          Chairman, Director
William F. Wallace          45          President and Chief Executive Officer,
                                        Director
Mark C. Fuller              44          President, Network Services
Jon D. Bergman              44          Chief Information Officer
Laurel A. Dent              35          Executive Vice President, Sales &
                                        Marketing
John D. Stavig              35          Chief Financial Officer, Director
Linda L. Pace               36          Director

      The present principal occupations and recent employment history of each of the executive officers and directors of the Company listed above are set forth below.

      Mr. Otterbeck has served as Chairman since the Company's inception in March 1996, and as Chief Executive Officer from inception until December 1999. Mr Otterbeck has served as President of The VenCom Group, Inc. ("VenCom"), a venture capital company focused on investing in communications related companies, since he founded it in 1995. From 1988 to 1995, Mr Otterbeck worked for for Gemini Consulting, most recently as Vice President of the firm's global communications practice. Mr Otterbeck worked for AT&T Bell Laboratories in product design and management positions from 1984 to 1987, and worked at IBM in sales and marketing positions from 1982 to 1984. Mr Otterbeck received his B.B.A from the University of Iowa and his M.B.A. from the Kellog Graduate School of Management at Northwestern University.

     Mr. Wallace has served as the President and Chief Operating Officer since June of 1996, and as President and Chief Executive Officer since December 1999. From 1980 to 1996 Mr. Wallace worked at Gemini Consulting, where he served as the Chief Operating Officer from 1994 to 1996, and where he co-founded and built a $100 million communications practice. Mr. Wallace brings over 16 years experience in telecommunications. Mr Wallace received his B.A. from Harvard College and his M.B.A. from Harvard Graduate School of Business.

     Mr. Fuller has served as the President of Network Services since January 1999. From 1994 to 1998 Mr. Fuller worked for E.Spire Communications in various senior management positions, most recently as Vice President of Platform Implementation. From 1993 to 1994 Mr. Fuller worked at Teleport Communications Group where he served as Director of Sales. Between 1988 and 1993 Mr Fuller worked with MCI as Market Support Manager. Prior to 1988 Mr. Fuller served as an Officer with the United States Army. Mr. Fuller received his B.S. from United States Military Academy, West Point.

     Mr. Bergman has served as Chief Information Officer since January 2000 and Executive Vice President of Support Operations since October 1998. From 1995 to 1998 Mr. Bergman worked for American Management Systems where he served as Senior Principal helping lead the development of their strategic customer care and billing products and managing all strategic vendor relationships for the $300 million telecommunications business unit. From 1977 to 1995 Mr. Bergman held a variety of business and systems development positions at GTE, Sprint, SAIC, and CSC. Mr. Bergman received his B.S. from University of Maryland and his M.S. from George Washington University.

     Ms. Dent has served as Executive Vice President, Sales and Marketing since April 1999. From November 1997 to April 1999, Ms. Dent served as Vice President, General Manager--South East Region and Vice President, Marketing. Ms. Dent served as a Principal with VenCom from 1995 to 1997. From 1991 to 1995, Ms. Dent worked for Gemini Consulting's communications practice, leading sales and marketing projects for several major international telecommunications firms. She has also worked in sales and marketing positions for the Marriott Corporation. Ms. Dent received her B.A. from Pomona College and her M.B.A. from the Kellogg Graduate School of Management at Northwestern University. Mr. Stavig has served as Chief Financial Officer and Director since March 1998. From 1995 to 1998, Mr. Stavig served as Vice President of VenCom while also serving as Chief Executive Officer and Chief Financial Officer for ComPlus, L.P., a supplier of engineering services to telecommunications firms which is 99% owned by VIC, which also indirectly owns 9.9% of the Company's common stock. From 1992 to 1995, he served as Principal in the communications practice of Gemini Consulting. Prior to 1992, Mr. Stavig served as a consultant with Arthur Andersen & Co. Mr. Stavig received his B.S. from the University of Minnesota and his M.B.A. from the Wharton School of the University of Pennsylvania.

     Ms. Pace has served as a Director Since June of 1998. Since 1989 Ms. Pace has served as an Associate and Vice President of La Salle Partners, Inc. where she has directed the management and disposition of commercial real estate assets. Prior to 1987, Ms. Pace served as a Banking Officer in the Real Estate Division of InterFirst Bank Dallas, N.A. Ms. Pace received her B.S. from the University of Notre Dame and her M.B.A from the Kellogg Graduate School of Management at Northwestern University.

      The term of office for each officer and director of the Company is one year.

Item 11.  Executive Compensation.
--------------------------------

      The following table summarizes the compensation paid by the Company and its subsidiaries in and with respect to 1999 to the Company's Chief Executive Officer and four other most highly compensated executive officers at December 31, 1999 (collectively, the "Named Executive Officers") for services rendered to the Company in 1999.

                           Summary Compensation Table

                                                                                                Long Term
                                                          Annual Compensation                  Compensation
                                             ---------------------------------------------  -------------------
                                                                            Other Annual        Securities          All Other
                                                Salary        Bonus         Compensation        Underlying         Compensation
Name and Principal Position           Year       ($)           ($)              (1)            Option/SARs           ($) (2)
----------------------------------- -------- ------------- ------------- -----------------  ------------------- ---------------
        James A. Otterbeck            1999        --            --               --                 --                  --
          Chairman, (5)               1998        --            --               --                 --                  --
                                      1997        --            --               --                 --                  --
        William F. Wallace            1999     375,000       150,000             --                 --                5,554
President, Chief Executive Officer    1998     375,000       125,000           5,492                --                6,547
                                      1997     375,000       200,000             --                 --                  --
          John D. Stavig              1999     185,000        75,000             --                 --                 1,000
   Chief Financial Officer (3)        1998     131,667       150,000             188                --                 523
                                      1997        --            --               --                 --                  --
          Laurel A. Dent              1999     186,817        45,000             --                 --                32,000
    Executive Vice President,         1998     140,000        60,000             --                 --                 1,000
         Sales & Marketing            1997     135,000        41,000             --                 --                  --

          Mark C. Fuller              1999     195,223        50,000             --                 --                  --
            President                 1998        --            --               --                 --                  --
       Network Services (4)           1997        --            --               --                 --                  --

-------------------
(1)  Other Annual Compensation was not reportable.
(2) Reflects reimbursement of premiums for life insurance for William F. Wallace, ($5,554) relocation expenses for Laurel A. Dent ($32,000) and Company contributions under a 401(k) plan .
(3)  Salary reflects start date of March 15, 1998.
(4)  Salary reflects start date of February 15, 1999.
(5) Mr. Otterbeck does not receive compensation from the Company, but is paid by VenCom. An annual management fee of $750,000 is paid to VenCom.

        Stock Appreciation Rights Plan

      In August of 1998, the Company implemented a Stock Appreciation Rights Plan, pursuant to which employees of the Company received contractual rights to receive a portion of the appreciation of the market value of the Company. Pegged to a multiple of historical EBITDA or a qualifying triggering event, these rights are subject to vesting requirements and broad discretion of the Compensation Committee of the Board of Directors.

      The following table sets forth information with respect to all options granted in fiscal 1999 to the Named Executive Officers.

                               SAR Grants in 1999

                                    Individual Grants                                                    Grant Date Value
------------------------------------------------------------------------------------------------------  -------------------
                               Percent of
                                Number of              Total
                                Securities              SARs
                                Underlying           Granted to        Exercise or                           Grant Date
                                   SARs             Employees in        Base Price       Expiration      Present Value (1)
           Name                  Granted            Fiscal Year           ($/Sh)            Date                ($)
--------------------------  -------------------  ------------------- ----------------- ---------------  -------------------
    James A. Otterbeck                 0                    0.0%               $0           1/1/09             $    0

    William F. Wallace                 0                    0.0%               $0           1/1/09             $    0

      John D. Stavig                   0                    0.0%               $0           1/1/09             $    0

      Laurel A. Dent               1,000                    3.1%           $67.50           1/1/09             $    0

      Mark C. Fuller              10,000                   30.7%          $135.00           1/1/09             $    0

(1) The Company's estimation of the fair value of stock appreciation rights granted during 1998 was estimated on the grant date using the Black-Scholes option pricing model. For 1999 the Company valued the stock based on the valuation performed in conjunction with the CAIS Internet, Inc. investment. The following assumptions were used for grants made in 1998: no dividend yield, zero volatility, risk-free interest rate of 6 percent, and an expected life of ten years.

      The following table sets forth information with respect to all options exercised in fiscal 1999 and the year-end value of unexercised options held by the Named Executive Officers.

                      Aggregated SAR Exercises in 1999 And
                           Fiscal Year-End SAR Values

No options or SARs were exercised in 1999.

                                            Number of
                                            Securities
                                            Underlying           Value of Unexercised
                                           Unexercised               In-the-Money
                                             SARs at                SARs at Fiscal
                                         Fiscal Year End               Year-End
                                           Exercisable/              Exercisable/
                                          Unexercisable              Unexercisable
             Name                              (#)                        ($)
-------------------------------------  ---------------------  ------------------------
      James A. Otterbeck                        --                $       --

      William F. Wallace                    0 / 969                 0 / 184,013

        John D. Stavig                      0 / 1,200               0 / 227,880

        Laurel A. Dent                      0 / 7,000               0 / 1,261,800

         Mark Fuller                        0 / 10,000              0 / 1,224,000


(1)   All SARs listed above are unexercisable.

(2) SAR valuations are based on the vested portion in a value of $257.40 per share as determined by a company valuation performed in conjunction with the CAIS Internet, Inc. investment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

           The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 1, 2000 by (i) each owner of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer of the Company and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned by it of him as set forth opposite its or his name. Unless otherwise noted, the address for each director and executive officer of the Company is c/o the Company, Two Conway Park, 150 Field Drive, Suite 300, Lake Forest, Illinois 60045.

                                                                      Common Stock                      Preferred Stock
                                                              ------------------------------  ------------------------------------
                   Name of Beneficial Owner                    Number (1)       Percent (2)     Number (1)           Percent (2)
------------------------------------------------------------  ------------------------------  ------------------  ----------------
Ventures in Communications II, LLC                                 1,000,000       90.0%          35,000                100.0%
SBC Communications, Inc. (3)                                         205,379       18.5             --                    --
James A. Otterbeck (4)                                               797,972       71.8           35,000                100.0%
William F. Wallace                                                 --               --              --                    --

Mark C. Fuller                                                     --               --              --                    --

Laurel A. Dent                                                     --               --              --                    --

John D. Stavig                                                     --               --              --                    --
Linda L. Pace                                                      --               --              --                    --

All executive officers and directors as a group (4 persons)         797,972        71.8             --                    --

-----------
(1) Includes rights to acquire shares which are exercisable within 60 days of March 1, 2000.
(2) Rights to acquire shares which are exercisable within 60 days of March 1, 2000 are considered outstanding for the purpose of determining the percent of the class held by the holder of such rights.
(3) Through certain wholly owned subsidiaries, SBC owns 99% of the common membership units of VIC, which in turn owns 10.0% of the equity interests of VIC2, thus resulting in SBC's indirect ownership of 9.9% of the equity interests of the Company. VIC owns warrants to purchase 11.9% of the membership units of VIC2, and after giving effect to the exercise of such warrants, SBC would indirectly own 20.5% of the membership units of VIC2. The business address of SBC is 175 East Houston, San Antonio, Texas 78205.
(4) Mr. Otterbeck is the Manager of VIC2 and is the sole member of VenCom, L.L.C., which owns 89.0% of the common membership units of VIC2 (or 78.4% upon exercise of VIC's warrant). The VenCom Group, Inc., of which Mr. Otterbeck is the sole stockholder, is the Manager of VIC. Pursuant to the terms of the VIC and VIC2 Operating Agreements, Mr. Otterbeck has full voting and dispositive power with respect to such securities.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

The Recapitalization

      The Company is the successor to OnePoint Communications, L.L.C. (the "Predecessor"). The Predecessor was initially formed in 1996 by VIC, which initially owned 99% of the equity interests in the Predecessor, and AMI-VCOM2, Inc. ("AMI2"), which owned the remaining 1% equity interest in the Predecessor. VIC is an affiliate of SBC, and 99% of the equity of VIC is owned indirectly by SBC. The remaining 1% of the equity of VIC is owned by The VenCom Group, Inc., which is, in turn, owned by James A. Otterbeck, the Company's Chairman and Chief Executive Officer. VIC is the sole stockholder of AMI2.

      In October 1997, AMI2 transferred to VIC its membership units of the Predecessor, Mr. Otterbeck became a member of the Predecessor and the Predecessor was recapitalized (the "Recapitalization"). Pursuant to the Recapitalization, VIC agreed to guarantee up to $9 million of collateralized indebtedness of the Predecessor, contributed additional capital to the Predecessor (resulting in aggregate equity contributions to the Predecessor of $33.5 million) and exchanged its membership interests for (i) 19.9% of the Predecessor's membership units, and a priority on the first $33.5 million of distributions, (ii) a promissory note in the principal amount of $1.5 million due October 15, 2007 which bore interest at 10% per annum (the "Predecessor Note"), and (iii) a warrant to purchase 5% of the common units outstanding following exercise of the warrant. In connection with the Recapitalization, Mr. Otterbeck, through VenCom, L.L.C., purchased 80.1% of the Predecessor's membership units (which did not have a preferential return or priority on distributions) for an aggregate of $80,100 and agreed to contribute up to an additional $1.5 million to the Predecessor. The parties also entered into (i) a Members Agreement that restricted the transfer of membership units and provided preemptive rights on the sale of new securities and (ii) a Registration Agreement that provided certain rights to register the Predecessor's securities under the Securities Act of 1933, as amended.

      In April 1998, in order to convert the Predecessor into a corporation, VenCom, L.L.C. and VIC contributed their membership interests in the Predecessor and a $1.5 million promissory note payable by the Predecessor to VIC to VIC2 in exchange for membership interests of VIC2. Subsequently, the Predecessor merged with and into the Company, with the Predecessor's outstanding membership interests and its $1.5 million promissory note payable to VIC exchanged for shares of the Company's common stock and preferred stock. As a result of the April 1998 merger transactions, the Company became a Delaware corporation which is a wholly owned by VIC2.

      In August 1999, VenCom, L.L.C. purchased 9.8% of the common units and all of the preferred units of VIC2 and a non-interest bearing promissory note for $1.5 million issued by VIC2 from VIC in exchange for a 12% interest bearing note in the amount of $60.7 million. As of March 1, 2000 the membership interests of VIC2 were owned by VIC (10.0%), VenCom, L.L.C. (89.0%) and CAIS Internet, Inc. (1.0%) and VIC also owned warrants to purchase 11.9% of the membership units of VIC2. See Item 12 "Securities Ownership of Certain Beneficial Owners and Management."

      The Operating Agreement of VIC2 entered into in April 1998 in connection with the Recapitalization (i) imposes certain restrictions on the transfer of VIC2's membership units; (ii) grants certain participation rights in connection with a sale of membership units by a member; (iii) grants VIC certain preemptive rights with respect to VIC2 membership units in connection with issuances by VIC2 of membership units or issuances by the Company of Common Stock; (iv) grants VIC the right to require VenCom, L.L.C. to purchase all or any portion of the VIC2 membership units held by VIC; (v) grants a first refusal right to the members in connection with a transfer of VIC2 membership units and shares of the Company's Common Stock; (vii) requires the members to take certain actions in the event of an initial public offering by VIC2; and (viii) grants VIC the right to require VIC2 to exercise its demand and piggyback registration rights and to require VIC2 to distribute the proceeds of the resulting offering.

Registration Agreement

      In April 1998 the Company and VIC2 entered into a registration agreement pursuant to which VIC2 has the right in certain circumstances, and subject to certain conditions, to require the Company to register the shares of the Company's common stock held by it under the Securities Act.

SBC Affiliation and Related Contracts

      The terms of certain contracts pursuant to which SBC purchases products and services are available to the Company and other entities in which SBC has a sufficient equity interest. Through such arrangements, OnePoint purchases long distance service from an IXC and has leveraged SBC's procurement function to purchase telecommunications equipment, in each case at prices lower than those that would otherwise be available to it. The Company's ability to purchase services and equipment pursuant to SBC-negotiated contracts is dependent upon SBC's continued ownership, directly or indirectly, of an equity interest in the Company which meets or exceeds the definition of "affiliate" in any SBC contract and whether such contract provides SBC "affiliates" opportunities to purchase thereunder. The definition of "affiliate" varies in such contracts. Although SBC has an incentive to keep the definition broad, its negotiation of vendor contracts is typically based on considerations other than the inclusiveness of the definition of affiliate and the interests of potential affiliates in the availability of such contracts. There can be no assurance that future SBC contracts or amendments or renewals of existing SBC contracts will contain provisions which have the effect of permitting the Company to purchase services or equipment pursuant thereto. Moreover, the Company has received no indication or assurance from SBC that it will retain its indirect ownership interest in the Company for any period of time. SBC currently holds a 9.9% equity ownership interest in the sole stockholder of OnePoint. From time to time, at the Company's request, SBC has provided material assistance to the Company with regard to systems evaluation and procurement, technical due diligence, corporate development and regulatory filings and other matters. In addition, SBC has seconded employees to the Company, in some cases for extended periods of time. The Company reimburses SBC for such services based on SBC's costs of providing such services. At December 31, 1998 and 1999 the Company had accrued $208 and $0 respectively in accounts payable due to SBC in respect of such services.

Affiliate Loans, Guarantees and Investments

      Pursuant to the Recapitalization in October 1997, the Predecessor issued the Predecessor Note to VIC. The Predecessor Note had a principal amount of $1.5 million and matured on October 15, 2007. It provided for interest at a rate of 10% per annum. No interest in respect of the Predecessor Note was paid during 1997. Pursuant to the Recapitalization, the Predecessor Note was exchanged for membership units of VIC2 and subsequently converted into the right to receive common and preferred stock of the Company.

     The Company's payment obligations under the two Credit Facilities are guaranteed by SBC. The Company's payment obligations under two of its leases for office space are also guaranteed by SBC.

     In December of 1999, SBC Comventures, Inc. invested $10 million to obtain a 24% direct ownership interest in VIC-RMTS-DC, LLC. This agreement enabled the Company to sell up to an additional 24% direct ownership interest in VIC-RMTS-DC, LLC. during 2000. In February 2000, the Company exercised its option to sell 12% of its interest in VIC-RMTS-DC, LLC to SBC Comventures, Inc. for $5 million. SBC Comventures, Inc. is a wholly-owned subsidiary of SBC.

Executive Non-Competition Agreements

      Mr. Wallace has entered into non-disclosure and non-competition agreement with the Company which provide that he will not: (i) during the term of such executive's employment and for 18 months thereafter, use or distribute confidential information about the Company, without authorization; (ii) for six months following the termination of executive's employment with the Company, own an interest in, be employed by or provide assistance to any business engaged in the provision of bundled telecommunications services to residential MDUs on a similar basis as the Company within any metropolitan area then served by the Company or its affiliates; (iii) during the term of such executive's employment and for twelve months thereafter, entice or induce in any manner or influence any person who is or shall be in the employ or service of the Company to leave such employ or service for the purpose of engaging in any other business. Each of Messrs. Wallace, Fuller, Dent and Stavig have entered into stock appreciation right award agreements which contain restrictions on disclosures of information and competition with the Company throughout their employment with the Company and for a period of twelve months thereafter.

Mid-Atlantic Joint Venture Non-Competition Agreements

      In connection with the Company's investment in Mid-Atlantic, the Company, its co-joint venturer and certain of their affiliates entered into a series of Non-Competition Agreements. Such agreements restrict the rights of such parties (other than Mid-Atlantic, the cable joint venture company investee of the Company, and VIC-RMTS-DC, LLC, the telephony joint venture company controlled by the Company) to provide cable and telephony services, respectively, under certain circumstances in either (i) the "D.C. Metro" area, defined to include Washington D.C., Baltimore, Maryland and certain areas of Virginia, or (ii) the "Territory," defined to include the states of Delaware, Maryland, New Jersey, Pennsylvania, and Virginia and Washington D.C. The Company and its subsidiaries are under no additional non-competition restrictions as a result of the sale of the assets of Mid-Atlantic in March of 2000.

Professional Services Agreement

           The Company entered into a professional services agreement with The VenCom Group, Inc. in April 1998, pursuant to which The VenCom Group, Inc. provides financial and management consulting services and manages the Company's relationships with VIC2 and SBC. Under this agreement, The VenCom Group, Inc. receives an annual management fee of $750 and a fee of 2% of the amount of any capital raising activity or acquisition activity of the Company, including debt and equity placements. Fees payable under the agreement are subject to an annual cap of $900, provided that if the amount paid in any calendar year is less than $900, the annual cap in the next calendar year shall be equal to the difference between $1.8 million and the amount paid in the previous calendar year and further provided that amounts owed in excess of the cap in any year may be paid in one or more subsequent years if and to the extent they are within the cap in such years. The Company accrued consulting fees payable of $3.5 million from the Unit Offering, of which, approximately $3.2 million and $3.4 million remained unpaid as of December 31, 1999 and 1998, respectively. Amortization of this debt issuance cost has been recognized as a component of interest expense. Under this agreement, the Company paid The VenCom Group, Inc. $900 during 1999 and 1998.


MAC Interactive

      During 1997, the Predecessor entered into a joint venture with the entity that the other member of Mid-Atlantic to form MAC Interactive. The initial capitalization of the joint venture was used to purchase certain assets and marketing rights. In December 1998, the Company took over control of the joint venture and subsequently terminated the joint venture during 1999. The Company realized a loss on disposal of the assets and liabilities of the joint venture of approximately $0.5 million in 1998.

Customer Care Facility

      The Company reimburses Mid-Atlantic for rent and for certain payroll and other expenses with respect to shared employees at its customer care facility. In addition, the Company was a co-tenant with Mid-Atlantic with respect to two of the companies' offices, and was jointly and severally liable for lease payments with respect to space used by Mid-Atlantic through December 1999. As of December 31, 1998 and 1999, the Company had receivable balances from Mid-Atlantic primarily due to the sharing of general and administrative resources totaling approximately $653 and $266, respectively. For the same period the Company had accounts payable balances of approximately $733 and $956 for services provided by Mid-Atlantic in 1998 and 1999, respectively. Minor differences between these intercompany balances and the resulting Mid-Atlantic intercompany balances are being reconciled by the companies.

ComPlus LP

      On March 20, 2000 the Company invested $100 for 10 redeemable units or 1% of ComPlus LP, an engineering services company, which provides services to the Company and is 99% owned by VIC, LLC and 1% owned by AMI2, Inc. In addition the Company made a loan to ComPlus LP for $900 which accrues interest at 15% annum. The Company completed this investment to secure access to personnel for the design and installation of certain of its network facilities. VIC indirectly owns 10.0% of the Common Stock of the Company. The investment will be accounted for pursuant to the equity method and is not expected to be material to the overall results of operations or financial position.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------

      The following documents are filed as part of this report:

           (a)        (1)      The consolidated financial statements included in
                               Item 8 hereof and set forth as Exhibit A on pages
                               F-1 through F-79.

                      (2)      The exhibits listed in the Index to the Exhibits.


                               Index to Exhibits

Exhibit
  No.     Description                                                           Footnote
-------   -----------                                                           --------
  2.1     Agreement and Plan of Merger dated April 29, 1998 of OnePoint
          Communications, LLC with and into the Company                             1
  3.1     Amended and Restated Certificate of Incorporation of the Registrant,
          as of April 29, 1998                                                      1
  3.2     Bylaws of the Registrant, as amended                                      1
  4.1     Purchase Agreement, dated as of May 15, 1998 by and between the
          Company, the Subsidiary Guarantors, Bear, Sterns and Co., Inc. and
          NationsBank Montgomery Securities LLC                                     1
  4.2     Indenture dated as of May 21, 1998 by and between the Company, the
          Subsidiary Guarantors and Harris Trust and Savings Bank                   1
  4.3     Form of 14 1/2% Senior Notes due 2008                                     1
  4.4     Registration Rights Agreement dated as of May 21, 1998 by and between the Company, Bear, Stearns & Co. Inc. and Nations Bank Montgomery
          Securities, as Initial Purchasers relating to the Notes                   1
  4.5     Warrant Agreement dated as of May 21, 1998 by and between the Company and Harris Trust and Savings Bank, as Warrant Agent relating to the
          warrants to purchase Common Stock of the Company (the "Warrants")         1
  4.6     Specimen Certificate for the Warrants of the Company                      1
  4.7     Warrant Registration Rights Agreement dated as of May 21, 1998 by and
          between the Company and Harris Trust and Savings Bank                     1
  4.8     Pledge & Security Agreement, dated May 21, 1998, between the Company and Harris Trust and Savings Bank as Collateral Agent and Trustee,
          relating to the interest reserve account for the Notes.                   1
  4.9     Guarantee of the Subsidiary Guarantors dated May 21, 1998                 1
  4.10    Registration Agreement dated April 29, 1998 between the Company and
          Ventures in Communication II, LLC                                         1
  4.11    Supplemental Indenture for OnePoint Services, LLC dated November 30,
          1999
 10.1     Professional Services Agreement dated May 15, 1998 by and between the
          Company and the VenCom Group, Inc.                                        1, 2
 10.2     Letter Agreement by and between the Company and Sprint Communications dated April 23, 1998 electing renewal of the Affiliate Services
          Agreement                                                                 1
 10.3+    Affiliate Services Agreement by and between the Company and Sprint
          Communications dated April 4, 1997                                        1
 10.4+    Asset Purchase and Sale Agreement dated June 8, 1998 by and between the Company and People's Choice TV Corp. and Preferred Entertainment,
          Inc.                                                                      1

 10.5     Amended and Restated Security Agreement dated April 29, 1998 by and
          between the Company and The Northern Trust Company                        1
 10.6     Amended and Restated Call on Term-Term Note dated April 29, 1998
          evidencing the Company's indebtedness to The Northern Trust Company       1
 10.7     Deed of Lease Agreement dated July 3, 1996 between Mid-Atlantic Cable
          Service Company and LEP/Largo Limited Partnership relating to the
          property at 1200 Mercantile Lane, Largo, Maryland, as amended             1
 10.8     Stock Appreciation Rights program of the Company, effective as of
          January 1, 1998                                                           1
 10.9+    CSG Master Subscriber Management Agreement dated September 27, 1998 by
          and between the Company and CSG Systems, Inc.                             1
 10.1O+   End User License Agreement dated March 7, 1997 by and between the
          Company and BDSI, Inc. D/B/A Beechwood Data Systems                       1
 10.11    Resale Agreement dated as of May 28, 1997 by and between VIC-RMTS-DC,
          LLC and Bell Atlantic - Virginia, Inc., as amended                        1
 10.12    Resale Agreement dated as of August 1, 1997 by and between VIC-RMTS-
          DC, LLC and Bell Atlantic - Washington, D,C., Inc., as amended            1
 10.13    Resale Agreement dated as of August 1, 1997 by and between VIC-RMTS-
          DC, LLC and Bell Atlantic - Pennsylvania, Inc., as amended                1
 10.14    Resale Agreement dated as of May 7, 1997 by and between VIC-RMTS-DC,
          LLC and Bell Atlantic - Maryland, Inc., as amended                        1
 10.15    Resale Agreement dated as of March 25, 1998 by and between VIC-RMTS-
          DC, LLC and Bell Atlantic - Delaware, Inc., as amended                    1
 10.16    Agreement for Sale of Telecommunications Services dated July 21, 1997 by and between OnePoint Communications - Georgia, LLC and BellSouth
          Telecommunications, Inc.                                                  1
 10.17    Agreement for Sale of Telecommunications Services dated February 6,
          1998 by and between OnePoint Communications - Colorado, LLC and US
          WEST Communications, Inc.                                                 1
 10.18    Lease Agreement at Lake Forest, Illinois for headquarters
 10.19    Lease Agreement at Herndon, Virginia for regional headquarters
 10.20    Demand Note between COMPLUS, LP and the Company dated March 20, 2000
 10.21    Stock Purchase Agreement by and among RCP Communications, Inc. and the
          Company dated November 30, 1999
 10.22    Purchase Agreement by and among SBC Comventures, Inc. and the Company dated December 16, 1999
 10.23    Purchase Agreement between COMPLUS, LP and the Company dated March
          17, 2000
 10.24    Security Agreement between COMPLUS, LP and the Company dated March 20,
          2000
 10.25    COMPLUS, LP Admission Agreement between the Company and COMPLUS, LP dated March 20, 2000
 10.26    Purchase Agreement by and between Mid-Atlantic and Comcast Corporation dated October 21, 1999
 10.27    Call on Term-Term Note executed by OnePoint Communications Corp. August
          30, 1999
 10.28    Guaranty on Call Term-Term Note by SBC Communications, Inc. dated
          August 30, 1999
 10.29    First Amendment dated as of August 30, 1999 to loan documents and guaranty
 10.30    Purchase Agreement between VIC-I RMTS, LLC and OnePoint
          Communications Holdings, LLC dated December 31, 1999
 10.31    Securities Purchase Agreement dated October 1999 between Ventures in
          Communications II, LLC, OnePoint Communications Corp. and CAIS Internet
          Inc.
 10.32    OnePoint Services, LLC Limited Liability Company Agreement
 21.1     Subsidiaries of the Registrant                                            1
 27.1     Financial Data Schedule                                                   1
-----------
(1) Incorporated by reference in the Company's S-4 Registration Statement, File  No. 333-63787.
(2) Management contract or compensatory plan or arrangement.
(+) Confidential treatment requested

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.


                                            ONEPOINT COMMUNICATIONS CORP.

                                            By: /s/  JOHN D. STAVIG
                                                -------------------------
                                                John D. Stavig
                                                Chief Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2000.

      Signature              Title
      ---------              -----

/s/ JAMES A. OTTERBECK       Chairman and Chief Executive Officer, Director
---------------------------- (Principal Executive Officer)
    James A. Otterbeck

/s/ WILLIAM F. WALLACE       President and Chief Operating Officer, Director
---------------------------- (Principal Operating Officer)
    William F. Wallace

/s/ JOHN D. STAVIG           Chief Financial Officer, Director
---------------------------- (Principal Financial Officer)
    John D. Stavig

/s/ WILLIAM J. MCMOIL        Treasurer
---------------------------- (Principal Accounting Officer)
    William J. McMoil

/s/ LINDA L. PACE
---------------------------- Director
    Linda L. Pace

                                   EXHIBIT A
                         FINANCIAL STATEMENTS (Item 8)


Index to Financial Statements

OnePoint Communications Corp.

|X|        Report of Independent Accountants                             F - 3
|X|        Consolidated Statements of Operations for the years
           ended December 31, 1997, 1998 and 1999                        F - 4
|X|        Consolidated Statements of Comprehensive Loss for the
           years ended December 31, 1997, 1998 and 1999                  F - 5
|X|        Consolidated Balance Sheets as of December 31, 1998 and 1999  F - 6
|X|        Consolidated  Statements of Changes in
           Unitholders'/Stockholders' Equity/(Deficit) for the
           years ended December 31, 1997, 1998 and 1999                  F - 8
|X|        Consolidated Statements of Cash Flows for the years
           ended December 31, 1997, 1998 and 1999                        F - 9
|X|        Notes to Consolidated Financial Statements                    F - 11


Mid-Atlantic Telcom Plus Holding, LLC

|X|        Report of Independent Accountants                             F - 38
|X|        Balance Sheets as of December 31, 1998 and 1999               F - 39
|X|        Statement of Operations for the years ended
           December 31, 1998 and 1999                                    F - 41
|X|        Statements of Changes in Members' Equity for the
           years ended December 31,1997, 1998 and 1999                   F - 42
|X|        Statement of Cash Flows for the years ended
           December 31,1997, 1998 and 1999                               F - 43
|X|        Notes to Financial Statements                                 F - 44

VIC-RMTS-DC, LLC

|X|        Report of Independent Accountants                             F - 53
|X|        Statements of Operations for the years ended
           December 31, 1997, 1998 and 1999                              F - 54
|X|        Balance Sheets as of December 31, 1998, 1999                  F - 55
|X|        Statements of Changes in Unitholders' Equity for
           the years ended December 31, 1997 1998, 1999                  F - 56
|X|        Statements of Cash flows for the years ended
           December 31, 1997, 1998 and 1999                              F - 57
|X|        Notes to Financial Statements                                 F - 58

OnePoint Services, LLC

|X|        Report of Independent Accountants                             F - 66
|X|        Statements of Operations for the period
           ended December 31, 1999                                       F - 67
|X|        Balance Sheets as of December 31, 1999                        F - 68
|X|        Statements of Changes in Unitholders' Equity for the
           period ended December 31, 1999                                F - 69
|X|        Statements of Cash Flows for the period ended
           December 31, 1999                                             F - 70
|X|        Notes to Financial Statements                                 F - 71

The Company has not provided individual financial statements for its subsidiary guarantors (other than VIC-RMTS-DC, LLC,) in accordance with Staff Accounting Bulletin Topic 1.H., as the Company has provided the Audited Consolidated Financial Statements of OnePoint Communications Corp., which include all guarantors. The guarantors are wholly-owned (other than VIC-RMTS-DC, LLC and OnePoint Services, LLC, which are majority-owned). All non-guarantor subsidiaries are inconsequential, individually and in aggregate, to the Company's consolidated financial statements. The guarantees are full, unconditional and joint and several; and separate financial statements of the guarantors, (other than VIC-RMTS-DC, LLC) are not presented because the Company has determined such financial statements would not be material to investors.

                         Report of Independent Auditors

Stockholder
OnePoint Communications Corp.

We have audited the accompanying consolidated balance sheets of OnePoint Communications Corp. as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, unitholders'/stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Mid-Atlantic Telcom Plus Holdings, LLC, an investment in a 41.4% owned unconsolidated subsidiary, which statements reflect total assets of $58.5 million and $57.2 million as of December 31, 1999 and 1998, respectively, and total revenues of $19.8 million, $16.5 million and the $14.0 million for each of the three years in the period ended December 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Mid-Atlantic Telcom Plus Holdings, LLC, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material aspects, the consolidated financial position of OnePoint Communications Corp. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


February 29, 2000                                      /s/ Ernst & Young LLP
McLean, Virginia

                         OnePoint Communications Corp.

                     Consolidated Statements of Operations

                                                                      December 31
                                                         1999            1998            1997
                                                    ---------------------------------------------
                                                           (In Thousands, except per share data)
Revenue                                             $    22,138      $     6,953      $        43
Cost of revenue                                          22,006            8,765               83
                                                    ---------------------------------------------
Gross margin (loss)                                         132           (1,812)             (40)

Expenses:
   Selling, general and administrative                   53,667           27,873           12,788
   Depreciation and amortization                          3,060            1,455              235
                                                    ---------------------------------------------
Loss from operations                                    (56,595)         (31,140)         (13,063)

Other income (expense):
   Interest income                                        3,197            6,042               72
   Interest expense                                     (15,277)         (15,846)             (11)
   Other income (loss)                                     (285)              17              (17)
    Loss on disposals of equipment                          (96)            --               --
    Loss-abandonment of leasehold improvements             (274)            --               --
                                                    ---------------------------------------------
                                                        (12,735)          (9,787)              44
                                                    ---------------------------------------------
                                                        (69,330)         (40,927)         (13,019)
Equity in losses of unconsolidated subsidiaries          (3,828)          (3,698)          (3,072)
                                                    ---------------------------------------------
Loss before extraordinary items                         (73,158)         (44,625)         (16,091)
Extraordinary Items:
Gain on bond repurchases                                 20,432           19,799             --
                                                    ---------------------------------------------
Net loss                                            $   (52,726)     $   (24,826)     $   (16,091)
                                                    =============================================
Basic and diluted earnings per share:
Loss before extraordinary items                     $    (73.16)     $    (44.62)     $    (16.09)
Extraordinary items                                       20.43            19.80             --
                                                    ---------------------------------------------
Net loss                                            $    (52.73)     $    (24.82)      $    (16.09)
                                                    =============================================
Shares used in computing loss per share:
                                                    ---------------------------------------------
   Weighted average common shares--basic
   and diluted                                        1,000,000        1,000,000        1,000,000
                                                    =============================================

See accompanying notes.

                          OnePoint Communications Corp.

                  Consolidated Statements of Comprehensive Loss

                                                                      December 31
                                                           1999           1998         1997
                                                         ------------------------------------
Net loss                                                 $(52,726)     $(24,826)     $(16,091)
Other comprehensive income, net of tax:
   Unrealized (loss) gain arising during the year on
     securities                                              (666)          701          --
                                                         ------------------------------------
Comprehensive loss                                       $(53,392)     $(24,125)     $(16,091)
                                                         ====================================

See accompanying notes.

                          OnePoint Communications Corp.

                           Consolidated Balance Sheet
                 (dollars in thousands, except per share data)


                                                                 December 31
                                                             1999         1998
                                                          ----------------------
Assets
Current assets:
   Cash and cash equivalents                               $  6,608     $  5,730
   Restricted cash                                              134        5,199
   Investment in marketable securities, current               4,230       13,118
   Accounts receivable:
      Trade, net                                              2,722        2,277
      Related party                                             266          653
   Prepaid expenses                                           3,358          898
                                                          ----------------------
Total current assets                                         17,318       27,875

Investment in marketable securities, noncurrent
  ($23,390 and $73,377 restricted at December 31, 1999       24,570       86,705
   and 1998, respectively)
Investments in unconsolidated subsidiaries                    2,240        6,283
Property and equipment, net                                  20,378       10,923
Intangible assets, net                                       10,909       11,799
Other assets                                                  5,993        5,722

                                                          ----------------------
Total assets                                               $ 81,408     $149,307
                                                          ======================

                                                                                           December 31
                                                                                       1999          1998
                                                                                    ------------------------
Liabilities, minority interest, redeemable preferred stock, and Common
   Stockholder's deficit
Current liabilities:
   Accounts payable and accrued expense                                             $  17,232      $   6,857
   Related Party payable                                                                3,778          3,558
   Accrued interest payable                                                             1,152          1,701
   Current portion of long-term debt                                                      980            250
                                                                                    ------------------------
Total current liabilities                                                              23,142         12,366

Deferred obligations                                                                      864            310
Deferred gain on sale of equity interest in consolidated
    Subsidiary                                                                          9,188           --
 Minority interest in consolidated subsidiaries                                         1,041           --
Long-term debt                                                                        102,437        138,503
Redeemable preferred stock, $1.00 par value, 35,000
   shares authorized, 35,000 shares issued and outstanding
   at redemption value                                                                 35,000         35,000

Stockholder's deficit:
   Common stock, $0.01 par value, 2,000,000 shares authorized, 1,000,000 shares issued and outstanding
        at December 31, 1998                                                               10             10
   Additional capital                                                                   6,870          6,870
   Note receivable - stockholder                                                       (1,500)        (1,500)
   Accumulated deficit                                                                (95,679)       (42,953)
   Other comprehensive income                                                              35            701
                                                                                    ------------------------
Total common stockholder's deficit                                                    (90,264)       (36,872)
Total liabilities, minority interest, redeemable preferred stock, and common
   stockholder's deficit                                                            $  81,408      $ 149,307
                                                                                    ========================

See accompanying notes

                         OnePoint Communications Corp.

     Consolidated Statements of Unitholder's/Stockholder's Equity/(Deficit)
                 (dollars in thousands, except per share data)

                                                                      Member Units                           Notes
                                                  Redeemable Units                Founders Units           Receivable
                                               Units          Amount           Units        Amount    Unitholder/Stockholder
                                              ------------------------------------------------------------------------------
Balance, December 31, 1996                    $    --         $   --            10,000   $  15,640      $    --
Additional unitholder contributions                --             --             --         12,000           --
Issuance of units - 1999                           --             --             --          1,580           (1,580)
recapitalization                                199,000        33,500          791,000      27,640           --
1997 Recapitalization
Comprehensive Income:                              --             --             --             --
                                             -------------------------------------------------------------------------------
Balance, December 31, 1997                      199,000         33,500        801,000          1,580         (1,580)
   1998 recapitalization (Note 1)              (199,000)       (33,500)      (801,000)        (1,580)          --
   Unit-holder payment                             --             --             --             --               80
   Warrants                                        --             --             --             --             --
   Comprehensive income:
      Net (loss)                                   --             --             --             --             --
      Net unrealized gain on marketable
        securities                                 --             --             --             --             --
                                              -------------------------------------------------------------------------
Balance, December 31, 1998                         --             --             --             --           (1,500)
   Comprehensive income:
      Net (loss)                                   --             --             --             --             --
      Net unrealized loss on marketable
        securities                                 --             --             --             --             --
                                              -------------------------------------------------------------------------
Balance, December 31, 1999                         --        $    --             --        $    --        $  (1,500)
                                              =========================================================================

                                                                                            Accumulated
                                                  Common       Additional    Accumulative  Comprehensive     Total
                                                  Stock         Capital        Deficit         Income        Equity
                                              ------------------------------------------------------------------------
Balance, December 31, 1996                    $    --        $    --        $    (2,036)      $   --        $13,604
Additional unitholder contributions                --             --             --               --         12,000
Issuance of units - 1999                           --             --             --               --             --
recapitalization                                   --             --             --               --          5,860
1997 Recapitalization
Comprehensive Income:
                                             -------------------------------------------------------------------------------
Balance, December 31, 1997                           --             --          (18,127)          --           15,373
   1998 recapitalization (Note 1)                      10          1,570           --             --          (33,500)
   Unit-holder payment                               --             --             --             --               80
   Warrants                                          --            5,300           --             --            5,300
   Comprehensive income:
      Net (loss)                                     --             --          (24,826)          --          (24,826)
      Net unrealized gain on marketable
        securities                                   --             --             --              701            701
                                              -----------------------------------------------------------------------
Balance, December 31, 1998                             10          6,870        (42,953)           701        (36,872)
   Comprehensive income:
      Net (loss)                                     --             --          (52,726)          --          (52,726)
      Net unrealized loss on marketable
        securities                                   --             --             --             (666)          (666)
                                              -----------------------------------------------------------------------
Balance, December 31, 1999                      $      10      $   6,870       $(95,679)        $   35      $ (90,264)
                                              =======================================================================

See accompanying notes

                          OnePoint Communications Corp.

                      Consolidated Statements of Cash Flow
                             (dollars in thousands)

                                                                                              December 31
                                                                                   1999         1998           1997
                                                                                -------------------------------------
Operating activities
Net loss                                                                        $(52,726)     $(24,826)     $(16,091)
Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on disposals of equipment                                                    96          --            --
    Loss on abandonment of leasehold improvements                                    274          --            --
    Depreciation and amortization                                                  3,060         1,455           235
    Amortization of premium (discount) of securities acquired
      included in interest income                                                   (499)          499          --
    Amortization of debt discount and issuance cost included in interest            --
      expense                                                                        513           552
    Amortization of warrants included in interest expense                            299            63          --
    Amortization of developer payments included in reselling costs                   367           173          --
    Losses in equity interest of unconsolidated investments                        3,828         3,698         3,072
    Extraordinary gain on bond repurchases                                       (20,432)      (19,799)         --
    Unrealized loss (gain) on investments in marketable securities                  (666)         (701)         --
    Change in allowance for doubtful accounts                                        383           208             7
    Changes in operating assets and liabilities:
   Trade receivable                                                                 (828)       (2,454)          (39)
   Related party receivable                                                          387          (620)          (51)
   Developer payments PCTV acquisition                                              --          (5,400)         --
   Prepaid expenses                                                               (2,460)         --          (1,121)
   Other assets                                                                     (638)          (50)          180
   Accounts payable and accrued expenses                                          10,375         4,281         2,370
   Related party payable                                                             220         3,559          --
   Accrued interest                                                                 (549)        1,690            11
    Other Deferred                                                                   554          --            --
                                                                                -------------------------------------
Net cash used in operating activities                                            (58,442)      (37,672)      (11,427)

                          OnePoint Communications Corp.

                             (dollars in thousands)

                                                                                      December 31
                                                                           1999          1998            1997
                                                                       -----------------------------------------
  Investing activities
  Restricted cash, net                                                     5,065         (5,199)        13,000
  Acquisition of intangible assets                                        (2,135)        (4,467)          --
  Purchase of equity investments                                            --             --          (13,133)
  Proceeds from sale of marketable securities                            108,782         85,179           --
  Purchase of marketable securities                                      (37,260)      (184,711)          --
  Acquisition of property and equipment                                  (12,408)        (9,374)        (2,440)
  Acquisition of other intangible assets                                    (432)          --             --
  Proceeds from sale of unconsolidated subsidiary                            135           --             --
  Proceeds from sale of equity interest in consolidated subsidiary        10,000           --             --
                                                                       -----------------------------------------
  Net cash used in investing activities                                   71,747       (118,572)        (2,573)

  Financing activities
  Proceeds from issuance of long-term debt                                14,434      $ 188,050      $   1,500
  Repayment of long-term debt                                            (27,090)       (22,151)          --
  Minority interest                                                          229           --             --
  Debt discount and issuance costs                                          --           (9,468)          --
  Unitholder contributions                                                  --               80         17,860
                                                                       -----------------------------------------
  Net cash provided by financing activities                              (12,427)       156,511         19,360
                                                                       -----------------------------------------
  Net increase in cash                                                       878            267          5,360
  Cash at the beginning of period                                          5,730          5,463            103
                                                                       -----------------------------------------
  Cash at the end of period                                            $   6,608      $   5,730      $   5,463
                                                                       =========================================

See accompanying notes

                         OnePoint Communications Corp.

                   Notes to Consolidated Financial Statements
                 (Dollars in thousands, except per share data)
             For the Years ended December 31, 1999, 1998 and 1997

1.  Organization and Recapitalization

Organization

OnePoint Communications Corp., (the "Company") was incorporated to provide bundled communications services including local and long distance telephony, video programming and Internet access to residents of multiple dwelling units ("MDUs"). The Company is the successor to OnePoint Communications, L.L.C. (the "Predecessor"). The Predecessor entered into several significant contracts and began to generate revenue during the second half of 1997.

The Company consists of OnePoint Communications Corp., the parent company and its wholly- owned subsidiaries, OnePoint Communications-Colorado, L.L.C., OnePoint Communications-Illinois, L.L.C., OnePoint Communications-Georgia, L.L.C., OnePoint Communications Holdings, L.L.C. ("OPC Holdings"), and its majority-owned subsidiary OnePoint Services, LLC ("OPS") in which the Company maintains a 71.3% interest and has been consolidated in the Company's financial statements. In addition, through OPC Holdings, the Company maintains (i) a 75.52% interest in VIC-RMTS-DC, L.L.C., which has been consolidated in the Company's financial statements and (ii) 41.38% interest in Mid-Atlantic Telcom Plus, L.L.C. (Mid-Atlantic), a subsidiary accounted for under the equity method (see Note 7).

In October 1997, AMI-VCOM2, Inc. ("AMI2") transferred to Ventures In Communications, LLC ("VIC") its membership units of the Predecessor. Mr. Otterbeck, the Company's chairman became a member of the Predecessor and the Predecessor was recapitalized (the Recapitalization). Pursuant to the Recapitalization, VIC agreed to guarantee up to $9,000 of collateralized indebtedness of the Predecessor, contributed additional capital to the Predecessor (resulting in aggregate equity contributions to the Predecessor of $33,500) and exchanged its membership interests for (i) 19.9% of the Predecessor membership units, and a priority on the first $33,500 of distributions, (ii) a promissory note in the principal amount of $1,500 due October 15, 2007, which bore interest at 10% per annum (the Predecessor Note), and (iii) a warrant to purchase 5% of the common units outstanding following exercise of the warrant. In connection with the Recapitalization, Mr. Otterbeck purchased 80.1% of the Predecessor's membership units (which did not have a preferential return or priority on distributions) for an aggregate of $80 and agreed to contribute up to an additional $1,500 to the Predecessor. Mr. Otterbeck's 80.1% of the Predecessor's membership units are held by VenCom, L.L.C.("VenCom"), a company in which Mr. Otterbeck is the sole member and manager. The parties also entered into (i) a Members Agreement that restricted the transfer of membership units and provided preemptive rights on the sale of new securities and (ii) a Registration Agreement that provided certain rights to register the Predecessor's securities under the Securities Act of 1933, as amended.

                          OnePoint Communications Corp.

1.         Organization and Recapitalization (continued)

Organization (continued)

In April 1998, in order to convert the Predecessor into a corporation, VenCom, and VIC contributed their membership interests in the Predecessor and a $1,500 promissory note payable by the Predecessor to VIC to Ventures in Communications II, LLC ("VIC2") in exchange for membership interests of VIC2. Subsequently, the Predecessor merged with and into the Company, with the Predecessor's outstanding membership interests and its $1,500 promissory note payable to VIC exchanged for shares of the Company's common stock and preferred stock. As a result of the April 1998 merger transactions, the Company became a Delaware corporation, which is wholly owned by VIC2.

The operating agreement of VIC2 entered into April 1998 in connection with the Recapitalization (i) imposes certain restrictions on the transfer of VIC2's membership units; (ii) grants certain participation rights in connection with a sale of membership units by a member; (iii) grants VIC certain preemptive rights with respect to VIC2 membership units in connection with issuances by VIC2 of membership units or issuances by the Company of common stock; (iv) grants VIC the right to require VenCom to purchase all or any portion of the VIC2 membership units held by VIC; (v) grants a first refusal right to the members in connection with a transfer of VIC2 membership units and shares of the Company's common stock; (vi) requires the members to take certain actions in the event of an initial public offering by VIC2; and (vii) grants VIC the right to require VIC2 to exercise its demand and piggyback registration rights and to require VIC2 to distribute the proceeds of the resulting offering.

In August 1999, VenCom purchased 9.8% of the common units and all of the preferred units of VIC2 and a non-interest bearing promissory note for $1,500 issued by VIC2 from VIC in exchange for an interest bearing note in the amount of $60,700.

In October 1999, CAIS Internet, Inc. made a $2,574 equity investment in VIC2. This investment gave CAIS Internet Inc. a 1.0 % indirect ownership in the Company, with the remaining membership interest owned by VIC (9.9%) and VenCom, LLC (89.1%). VIC also owns warrants to purchase 11.9% of the membership units of VIC2.

In November 1999, the Company established a 71.3% owned subsidiary, OnePoint Services, LLC, ("OPS") to acquire 100% of the equity of RCP Communications, Inc., a provider of pre-paid telephony services. The remaining minority ownership interest is held by management of OnePoint Services. Total consideration for this acquisition, recorder pursuant to the purchase method of accounting, was $985 and 1,425,000 of restricted common units. Of these amounts

$891 and 1,050,000 million restricted common units are being withheld subject to the achievement of certain revenue and cash flow performance criteria. The Company acquired assets with a fair market value of $800 and assumed liabilities of $3,020 resulting in goodwill of $2.5 million. Goodwill will increase if the revenue and cash flow performance criteria are met and related contingent consideration is paid by the Company and will decrease if certain assumed liabilities are settled at lesser amounts due to negotiations or valuations allowances recorded against deferred tax assets are release in subsequent periods.

In December 1999, a subsidiary of SBC Communications, Inc. ("SBC"), purchased a 24% direct ownership interest in a majority-owned subsidiary of the Company, from OPC Holdings, a wholly-owned subsidiary of the company, in exchange for $10,000. This agreement provided the Company the right to sell up to an additional 24% direct ownership interest in VIC-RMTS-DC on the same terms during 2000.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                          OnePoint Communications Corp.

2.  Significant Accounting Policies (continued)

Marketable Securities

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a component of comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over their estimated useful lives, ranging from five to ten years. Leasehold improvements are depreciated over the shorter of their useful lives or the lease term, not to exceed fifteen years. The Company classifies installed wiring and hardware costs in construction in progress until the installation is completed, at which time the balances are classified as leasehold improvements.

Intangible Assets

Intangible assets consist of goodwill representing the excess of cost over net assets acquired and rights of entry ("ROE") contracts resulting from the purchase of certain assets and liabilities from Preferred Entertainment, Inc., a subsidiary of People's Choice-TV Corp. ("PCTV"); goodwill representing the excess of cost over net assets acquired resulting from the purchase of 100% of the equity interest of RCP Communications, Inc. ("RCP"); and deferred financing charges consisting of original issue debt discount and issuance costs related to the Company's offering of 175,000 units each consisting of $1,000 principal amount of 14 1/2% Senior Notes due 2008 (the Senior Notes) and warrants to purchase 111,125 shares of common stock (the Warrants) for gross proceeds of $175,000 (collectively, the Unit Offering). Goodwill and rights of entry contracts are

                          OnePoint Communications Corp.

2. Significant Accounting Policies (continued)

Intangible Assets (continued)

amortized using the straight-line method over a fifteen-year period. Deferred financing charges are amortized under the effective interest method as a component of interest expense over the life of the related debt.

Impairment of Long Lived Assets

The Company assesses the impairment of long-lived assets including intangible assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of ("Statement No. 121"). Statement No. 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. Intangibles are also evaluated for recoverability by estimating the projected undiscounted cash flows, excluding interest, of the related business activities. The impairment loss of these assets, including goodwill, is measured by comparing the carrying amount of the asset to its fair value with any excess of carrying value over fair value written off. Fair value is based on market prices where available, an estimate of market value, or determined by various valuation techniques including discounted cash flow.

Research and Development

All research and development costs are charged to operations as incurred.

Revenue Recognition

The Company recognizes revenue as services are provided to MDU customers. Prepaid phone card revenues are recognized upon delivery of the cards to OPS's customer as the Company has no ongoing performance obligation after transfer of title upon delivery.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, to approximate the fair value of the respective assets and liabilities at December 31, 1999 and 1998, respectively.

                          OnePoint Communications Corp.

2.  Significant Accounting Policies (continued)

Stock-Based Compensation

The Company has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"). Statement No. 123 allows companies to either account for stock-based compensation under the new provisions of Statement No. 123 or under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25"), but requires pro forma disclosures in the footnotes to the consolidated financial statements as if the measurement provisions of Statement No. 123 had been adopted. The Company intends to continue to account for its stock-based compensation in accordance with Opinion No. 25.

Marketing Costs

Marketing costs are expensed as incurred. For the years ended December 31, 1999, 1998 and 1997, marketing costs were approximately $1,914, $1,921 and $484, respectively.

Income Taxes

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. The Company has incurred losses for both financial and income tax reporting since inception. Accordingly, no provision or benefit for income tax has been recorded in the accompanying consolidated financial statements.

Loss Per Share

The Company's basic loss per share calculations are based upon the weighted average of shares of common stock outstanding. The dilutive effect of stock appreciation rights and warrants to purchase the Company's common stock are included for purposes of calculating diluted earnings per share, except for periods when the Company reported a net loss, in which case the inclusion of stock options would be anti-dilutive. Diluted loss per share is not presented for the periods ended December 31, 1999, 1998, and 1997 as the effects of potentially dilutive instruments are anti-dilutive.

                          OnePoint Communications Corp.

2. Significant Accounting Policies (continued)

Recently Issued Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments shall be measured at fair value. Statement No. 133 also prescribes the accounting treatment for changes in the fair value of derivatives which depends on the intended use of the derivative and the resulting designation. Designations include hedges of the exposure to changes in the fair value of a recognized asset or liability, hedges of the exposure to variable cash flows of a forecasted transaction, hedges of the exposure to foreign currency translations, and derivatives not designated as hedging instruments. Statement No. 133 is effective for fiscal years beginning after June 15, 1999.

Accounting for Derivative Instruments and Hedging Activities

The FASB agreed to defer for one year the implementation date of FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133). In agreeing to the deferral, the FASB acknowledged constituent concerns about the need for the FASB to provide guidance on significant implementation issues. As amended, Statement 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Early application continues to be encouraged. The Company has not adopted Statement No. 133 as of December 31, 1999. The adoption of this Statement is not expected to have a material impact on the Company's financial position or results from operations.

3.  Acquisitions

On November 30, 1999, OPS, one of the Company's subsidiaries entered into a definitive stock purchase agreement to acquire 100% of the equity interest of RCP, an Arizona-based retailer of prepaid telephone cards, for a total consideration of $985,000 in cash and 1,425,000 million of restricted common membership units of OPS. Of these amounts $891,000 and 1,050,000 million of restricted common membership units are being withheld subject to the achievement of revenue and cash flow performance criteria. Such amounts have been treated as contingent consideration in this acquisition and will be recognized in OPS's financial statements when and if earned by the former shareholders of RCP. The RCP acquisition was recorded pursuant to the purchase method of accounting. Pursuant to the stock purchase agreement, on the first anniversary of the closing date the Company is obligated to pay, provided RCP meets certain performance criteria, the amount of the initial holdback less any existing reserves as stated in the agreement.

                          OnePoint Communications Corp.

3.  Acquisitions (continued)

The results of operations of the RCP acquisition have been included in the Company's consolidated financial statements from the date of acquisition through December 31, 1999. The Company amortizes the goodwill over a period of ten years, on a straight-line basis, based on the estimated future economic benefit to the Company related to the assets acquired in connection with these transactions.

4.  Restricted Cash

At December 31, 1999 and 1998 the Company had restricted cash of $134 and $125, respectively, which represented security deposits on certain leased office space. In addition, at December 31, 1998 the Company had restricted cash of $5,000 plus accrued interest held in anticipation of meeting an equity capital call for Mid-Atlantic, pending the successful outcome of arbitration proceedings. On January 15, 1999, the Company entered into a Settlement Agreement (the "Settlement Agreement"), which resolved the disputes covered by the arbitration demand and released the restrictions on such cash balance and accrued interest thereon.

5.  Trade Receivables

Trade receivables consist of the following:

                                         December 31
                                     1999          1998
                                  -----------------------
Customers                           $ 3,307      $ 2,487
Other                                    14            6
                                  -----------------------
Total trade receivables               3,321        2,493

Allowance for doubtful accounts        (599)        (216)
                                  -----------------------
Trade receivables, net              $ 2,722      $ 2,277
                                  =======================

The Company provides an allowance for doubtful accounts for trade receivable amounts deemed uncollectible as determined by management.

                          OnePoint Communications Corp.

5. Trade receivables (continued)

Activity in the allowance for doubtful accounts was as follows:

                                                        December 31
                                               1999        1998           1997
                                       ---------------------------------------

Opening balance                             $     216    $     7          $ -
Bad debt charge-offs                           (3,692)      (568)           -
Adjustments to reserves                         4,075        777            7
                                       ---------------------------------------
Ending balance                              $     599      $ 216           $7
                                       =======================================

6.  Investments in Marketable Securities

This is a summary of marketable securities, all of which were classified as available-for-sale, as of December 31, 1999 and 1998:
[CAPTION]

                                                         Unrealized         Unrealized          Accrued           Estimated
                                            Cost           Losses          Gains/(Loss)         Interest         Fair Value
                                        ---------------------------------------------------------------------------------------
                                                                               1999
                                        ---------------------------------------------------------------------------------------
Non-restricted:
   Municipal/provincial
   bonds                                     $1,275              $-                $-                 $5                $1,280
   Commercial paper                           3,816               -                 -                  5                 3,821
   Mutual funds                                 394               -                 -                 14                   408
Restricted:
   U.S. treasury notes and
     securities                              20,649               -                35              1,768                22,452
   Money market                                 839               -                 -                  -                   839
                                        ---------------------------------------------------------------------------------------
                                            $26,973              $-               $35             $1,792               $28,800
                                        =======================================================================================
                                                                               1998
                                        ---------------------------------------------------------------------------------------
Non-restricted:
   Municipal/provincial
   bonds                                    $13,048              $-               $91               $188               $13,327
   Commercial paper                          12,637               -                 -                121                12,758
   Mutual funds                                 339               -                 -                 21                   360
Restricted:
   U.S. treasury notes and
     securities                              69,988               -               610                  -                70,598
   Money market                               2,780               -                 -                  -                 3,780
                                        ---------------------------------------------------------------------------------------
                                            $98,792              $-              $701               $330               $99,823
                                        =======================================================================================

                          OnePoint Communications Corp.

6.  Investments in Marketable Securities (continued)

The net adjustment to unrealized holding gains (losses) on available-for-sale securities included as comprehensive income in shareholders' equity totaled $(666) and $701 in 1999 and 1998, respectively. The Company did not hold investments in marketable securities in 1997.

The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1999 and 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The Company's restricted securities are comprised of the Pledged Securities as discussed in Note 10. The Company has classified restricted securities with an estimated fair value of approximately $12,417 which mature within twelve months as noncurrent investments in the accompanying consolidated balance sheet.

                                                    December 31, 1999                December 31, 1998
                                           ----------------------------------------------------------------------
                                                                  Estimated                          Estimated
                                                 Cost              Fair Value       Cost             Fair Value
                                           ----------------------------------------------------------------------
Due in one year or less                          $14,411             $15,400      $36,969               $37,248
Due after one year through three years            10,054              10,873       58,704                59,435
Due after three years                              1,275               1,280            -                     -
                                           ----------------------------------------------------------------------
                                                  25,740              27,553       95,673                96,683
Mutual funds and money market                      1,233               1,247        3,119                 3,140
                                           ----------------------------------------------------------------------
                                                 $27,973             $28,800      $98,792               $99,823
                                           ======================================================================

7.  Investment in Unconsolidated Subsidiaries

The Company has an investment of 41% in one company and accounts for this investment using the equity method.

The daily operations of Mid-Atlantic are managed by an entity which owns the other 59% interest. The Company maintains certain veto rights on significant transactions and as defined in the operating agreement between the unit-holders.

The results of operations and financial position as of December 31, 1999 and 1998 is summarized

                          OnePoint Communications Corp.

7.  Investment in Unconsolidated Subsidiaries (continued)

below for the years ended December 31, 1999, 1998 and 1997:

                                                         1999          1998          1997
                                                       --------      --------      --------
       Condensed operating information:
          Net sales                                    $ 19,886      $ 16,494      $ 14,040
          Loss from operations                           (4,753)       (3,919)       (3,367)
          Net loss                                       (9,337)       (7,717)       (6,142)

       Condensed balance sheet information:
          Current assets                               $  2,032      $  2,192
          Noncurrent assets                              56,497        55,183
          Current liabilities                            52,112         7,233
          Noncurrent liabilities                           --          34,257
          Net worth                                       6,417        15,885

Investments in net assets of companies accounted for under the equity method was as follows:

                                                   1999          1998          1997
                                                 --------      --------      --------
Opening balance                                  $  6,283      $ 10,061      $   --
Purchase of equity interests                         --            --          12,750
Equity losses of unconsolidated subsidiaries       (3,828)       (3,698)       (3,072)
MAC Interactive write off                            (135)         --            --
Other investment costs                                463
Amortization of other investment costs                (80)          (80)          (80)
                                                 --------      --------      --------
Balance at December 31                           $  2,240      $  6,283      $ 10,061
                                                 ========      ========      ========

                          OnePoint Communications Corp.

8.  Property and Equipment

Property and equipment consist of the following:

                                        December 31
                                    1999           1998
                                  ----------------------

Furniture and equipment           $  6,194      $  3,157
Computer equipment                   3,424         1,942
Facility equipment                  10,306         3,176
Vehicles                               854           791
Leasehold improvements               2,389         1,828
Switch equipment                     1,014          --
                                  --------      --------
                                    24,181        10,894
Less accumulated depreciation       (3,807)       (1,409)
                                  --------      --------
                                    20,374         9,485
Construction in progress                 4         1,438
                                  --------      --------
                                  $ 20,378      $ 10,923
                                  ========      ========

The Company recognized depreciation expense of $2,607, $1,155 and $235 in 1999, 1998 and 1997, respectively.

9.  Intangible Assets

Intangible assets consist of the following as of December 31:

                                                                                 1999         1998
                                                                               ----------------------
   Issuance costs and original issuance discount on Senior Notes               $  4,477      $  7,250
   Goodwill                                                                       7,250         5,215
   Other                                                                            462            30
                                                                               ----------------------
                                                                                 12,189        12,495
   Accumulated amortization                                                      (1,280)         (696)
                                                                               ----------------------
                                                                               $ 10,909      $ 11,799
                                                                               ======================

During the years ended December 31, 1999 and 1998, the Company repurchased $51,250 and $41,000 of its 14 1/2% Senior Notes and wrote off $2,547 and $2,111 of issuance costs and

                          OnePoint Communications Corp.

9. Intangible Assets (continued)

original issuance discount on the Senior Notes, net of accumulated amortization of $226 and $107, respectively.

Amortization expense for the years ended December 31, 1999, 1998 and 1997 totaled $374, $775 and $0, respectively.

Amortization related to the issuance costs and original issuance discount on the Senior Notes during the years ended December 31, 1999 and 1998 of $513 and $552 was recognized as a component of interest expense.

10.  Long-Term Debt

Unit Offering

During May 1998, the Company offered units each consisting of $1 principal amount of 14 1/2% Senior Notes due 2008 (the "Senior Notes") and Warrants to purchase 111,125 shares of common stock (the "Warrants") for gross proceeds of $175,000 (collectively, the "Unit Offering"). Each of the 175,000 Warrants entitles the holders to purchase 0.635 shares of common stock of the Company at an exercise price of $0.01 per share. Unless exercised, the Warrants expire on June 1, 2008. The Warrants were valued at $5,300 based on independent appraisal thereof as of the issuance date and are reflected as an additional debt discount and reduction of the carrying amount of the Senior Notes in the accompanying financial statements.

In connection with the Unit Offering, the Company purchased $80,500 of government securities (the "Pledged Securities") to fund the first seven scheduled interest payments on the Senior

                          OnePoint Communications Corp.

10. Long-Term Debt (continued)

Notes. These Pledged Securities are pledged to a trustee for the benefit of the holders of the Senior Notes, and secure a portion of the Company's obligations under the indenture with respect to the Unit Offering (the "Indenture"). Pursuant to the restricted securities agreement entered into in connection with the Unit Offering, the trustee is allowed to release Pledged Securities in excess of the amount required to fund the first seven scheduled interest payments on the Senior Notes, upon request by the Company.

As of November 6, 1998, the date on which the Senior Notes and the Warrants became separable, the Company recognized a discount of $5,300 on the book value of the Senior Notes relating to the Warrants and will amortize this amount over the life of the Senior Notes. Accordingly, for the years ended December 31, 1999 and 1998, $299 and $63, respectively, of amortization of the discount of the Senior Notes resulting from the issuance of the Warrants has been recorded in the accompanying financial statement.

The Company completed open market purchases of Senior Notes having an aggregate principal amount of $92,250 between November 9, 1998 and June 9, 1999 at various prices for an aggregate total cost of approximately $47,947, including accrued interest and transaction fees. For the years ended December 31, 1999 and 1998, the Company recognized an extraordinary gain on the early extinguishment of this debt of $20,432 and $19,799, respectively. Pursuant to the restricted securities agreement entered into in connection with the Unit Offering, the trustee of the Pledged Securities had released approximately $38,200 upon request by the Company.

The Senior Notes bear interest annually at 14 1/2% from the date of issuance. Interest payments are due on June 1 and December 1 of each year, commencing on December 1, 1998. During the years ended December 31, 1999 and 1998, the Company paid $13,256 and $10,656, respectively, of interest related to the Senior Notes and paid approximately $390 of liquidated damages as described below. The Company is not required to make mandatory redemption or sinking fund payments under the Senior Notes. The Senior Notes generally are not redeemable at the option of the Company at anytime prior to June 1, 2003. Thereafter, the Senior Notes will be subject to redemption at any time at the option of the Company, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus any unpaid interest and liquidated damages, if any.

                                                        Percentage
           June 1, 2003 to May 31, 2004                 107.250%
           June 1, 2004 to May 31, 2005                 104.833%
           June 1, 2005 to May 31, 2006                 102.417%
           June 1, 2006 and thereafter                  100.000%

                          OnePoint Communications Corp.

10. Long-Term Debt (continued)

In addition, the Company may redeem up to 35% of the aggregate principal amount of issued Senior Notes at a redemption price of 114.5% of the principal amount, plus unpaid interest and liquidated damages, if any, with the net cash proceeds of one or more public or private offerings of common stock generating net cash proceeds to the Company of at least $20,000 provided at least 65% of the aggregate principal amount of Senior Notes issued remain outstanding immediately after such redemption.

In the event of a change in control, as defined in the Indenture, the Company will be required to make an offer to each holder of Senior Notes to repurchase all or any part of the Senior Notes at 101% of the aggregate principal amount, plus unpaid interest and liquidated damages, if any.

Amounts outstanding under the Senior Notes at December 31, 1999 and 1998 were $80,546 and $130,003 respectively, net of a discount of $2,204 and $3,997, respectively, relating to the value assigned to the Warrants. Interest accrued under the Senior Notes at December 31, 1999 and 1998 was $1,019 and $1,678, respectively.

The Company is required to comply with specified covenants described in the Senior Notes Indenture. These covenants include limitations on sales of subsidiaries and certain assets, mergers, the acquisition of additional debt, the distribution of capital and other activities.

In connection with the May 1998 Unit Offering, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") pursuant to which it agreed to file and use its best efforts to cause to become effective the registration statement relating to an offer to exchange the Senior Notes for substantially identical notes which are not subject to restrictions on transfer that are applicable to the Senior Notes. The Company filed the registration statement on September 18, 1998, as required under the Registration Rights Agreement. The Registration Rights Agreement provides; however, that if the registration statement has not been declared effective by the Securities and Exchange Commission on or before November 17, 1998, then liquidated damages will accrue with respect to the Senior Notes. Such liquidated damages accrued at a rate of $0.05 per week per $1,000 principal amount of Senior Notes for the first ninety days beyond November 17, 1998, and thereafter increase by $0.05 per week per $1,000 outstanding principal amount of the Senior Notes each ninety-day period, up to a maximum of $0.50 per week per $1,000 principal amount of Senior Notes. Liquidated damages ceased to accrue on August 6, 1999 when the registration statement was declared effective. The Company paid, on December 1, 1999, a total of $390 in total liquidated damages.

                          OnePoint Communications Corp.

10. Long-Term Debt (continued)

Term Note

On March 25, 1998, the Company entered into a term note with a bank (the "Credit Facility"). Under the terms of the Credit Facility, the Company may borrow up to $9,000. The interest rate on borrowings under the Credit Facility is, at the Company's election: (i) the Lender's prime rate less 0.75%; (ii) LIBOR plus 50 basis points; or (iii) the federal funds rate (as defined) plus 50 basis points. As of December 31, 1999, the effective interest rate on the Credit Facility was approximately 5.75% per annum. Through December 1998, the Company borrowed $8,750 with the additional $250 of availability securing a letter of credit. Principal payments began on January 1, 1999 with all balances payable on or before January 1, 2003. The Credit Facility has mandatory repayment provisions upon certain events. The Credit Facility is collateralized by certain of the Company's assets and is guaranteed by SBC. As of December 31, 1999, the outstanding principal balance and accrued interest was $8,437 and $46 respectively on this Credit Facility.

On August 30, 1999 the Company established an additional borrowing facility (the "Second Credit Facility") with the same bank enabling the Company to borrow up to an additional $16,000 that matures on January 1, 2004. The terms of the Second Credit Facility are similar to those contained in the previous agreement. On the same date the first Credit Facility was amended in order to make the default provisions consistent with the Second Credit Facility. As of December 31, 1999, the outstanding principal balance and accrued interest of the Second Credit facility was $14,434 and $80 respectively.

The following future minimum debt payments are required for the Company's borrowings as of December 31, 1999:

        2000                            $     980
        2001                                3,210
        2002                                7,820
        2003                                8,507
        Thereafter                         85,104
                                        ---------
                                          105,621
        Less remaining debt
        discounts attributable
        to warrants issued                 (2,204)
                                        ---------
                                        $ 103,417
                                        =========

                          OnePoint Communications Corp.

11.  Stockholder's Equity

Pursuant to the Company's Recapitalization as described in Note 1, the Company has authorized capital stock consisting of 2,000,000 shares of $0.01 par value common stock ("Common Stock") and 35,000 shares of $1.00 par value preferred stock ("Preferred Stock"). Upon liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to receive pro rata the assets of the Company, which are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of Preferred Stock. Each outstanding share of Common Stock is entitled to vote on all matters submitted to a vote of stockholders. Subject to the prior rights of the holders of Preferred Stock, the holders of outstanding shares of Common Stock are entitled to receive dividends as determined, from time to time, by the Board of Directors. The Indenture restricts the ability of the Company to pay dividends on the Common Stock.

The Preferred Stock is not entitled to receive dividends; however, the Company can not redeem, purchase, or otherwise acquire directly or indirectly any junior securities or pay or declare dividends or make any distribution upon any junior securities so long as the Preferred Stock is outstanding. The Preferred Stock is not entitled to vote on matters upon which holders of the Common Stock are entitled to vote unless the Company is non-compliant with certain provisions of the Company's amended and restated articles of incorporation (an "Event of Noncompliance"), at which time the holders of Preferred Stock are entitled to elect an additional member of the Board of Directors who shall have voting rights equal to the total number of board members plus one. The Preferred Stock is redeemable by the Company at any time in whole or in part, and the holders thereof have the right to demand redemption if an Event of Noncompliance occurs, at a redemption price of $1,000 per share. Upon liquidation, dissolution or winding up of the Company, each holder of Preferred Stock is entitled to be paid before any distribution or payment is made with respect to any other class of the Company's capital stock, an amount in cash equal to the aggregate liquidation value of all Preferred Stock held by such holder. "Liquidation Value" for any share of Preferred Stock is equal to $1,000 per share. The Preferred Stock does not accrue dividends, and is not convertible into any other class of capital stock. The Preferred Stock is entitled to certain anti-dilution rights in the event of a stock split, dividend, combination, or other recapitalization.

12.  Stock Appreciation Rights Plan

During 1998, the Company authorized the issuance of up to 166,669 stock appreciation rights ("SARs") pursuant to the OnePoint Stock Appreciation Rights Plan (the "Plan") - the Company granted a total of 44,200 and 71,719 SARs with an exercise price of $67.50 or $135.00 per SAR in 1998 and 1999, respectively, to certain officers and employees of the Company pursuant to agreements with each grantee. All SARs issued have an expiration date of ten years and are

                          OnePoint Communications Corp.

12.  Stock Appreciation Rights Plan (continued)

subject to certain vesting schedules, typically five years. The Company estimates the market value of SARs issued based on a capitalization of discounted cash flow valuation model, as adjusted for the current general market conditions and specific company information. The Company recognized compensation expense related to these stock appreciation rights totaling approximately $4,193 and $0 in 1999 and 1998 respectively, in the accompanying financial statements. No form of stock based compensation was issued prior to 1998.

                                                       Year ended December 31
                                                     1999       1998      1997
                                                    ---------------------------

Stock appreciation rights outstanding, beginning     69,944       --       --
Granted                                              44,200     71,919     --
Exercised                                              --         --       --
Forfeited                                           (30,625)    (1,975)    --
                                                    ---------------------------
Stock appreciation rights outstanding, ending        83,519     69,944     --
                                                    ===========================

The Company had no SARs that were exercisable as of December 31, 1999. The weighted average grant-date estimated market value of common stock underlying the SARs granted during the years ended December 31, 1999 and 1998 was approximately $101.26 and $67.50 per share, respectively. Had the Company adopted the employee stock compensation measurement provisions of Statement No. 123, net loss and basis net loss per share, on a pro forma basis assuming no other adjustments, would have been approximately the same as reported amounts.

The company's estimation of the fair value of stock appreciation rights granted during 1998 was estimated using the Black-Scholes option pricing model. The following assumptions were used for grants made in 1998: no dividend yield, zero volatility, risk-free interest rate of 6 percent, and an expected life of ten years. For 1999 the Company valued the stock based on the valuation performed in conjunction with the CAIS Internet, Inc. investment which yielded a value of $257.40 per share.

13.  Related Party Transactions

Receivable

As of December 31, 1999 and 1998, the Company had receivable balances from Mid-Atlantic, primarily resulting from a shared cash receipts lockbox, totaling approximately $266 and $653, respectively.

                          OnePoint Communications Corp.

13.  Related Party Transactions (continued)

Other

Certain officers of the Company are officers of VIC and VIC2.

The Company shared certain operations with Mid-Atlantic, a company in which the Company holds a 41.4% interest. The Company paid approximately $266, $836 and $250 for services provided by Mid-Atlantic in 1999, 1998 and 1997, respectively.

At December 31, 1999 and 1998, the Company had accrued $0 and $208 in accounts payable related to reimbursement for seconded employees provided by SBC. SBC has guaranteed certain leases and other obligations of the Company.

The Company entered into a professional services agreement with The VenCom Group, Inc., ("VenCom") in April 1998, pursuant to which VenCom provides financial and management consulting services and manages the Company's relationships with VIC2 and SBC. Under this agreement, VenCom receives an annual management fee of $750 and a fee of 2% of the amount of any capital raising activity or acquisition activity of the Company, including debt and equity placements. Fees payable under the agreement are subject to an annual cap of $900, provided that if the amount paid in any calendar year is less than $900, the annual cap in the next calendar year shall be equal to the difference between $1,800 and the amount paid in the previous calendar year and further provided that amounts owed in excess of the cap in any year may be paid in one or more subsequent years if and to the extent they are within the cap in such years. The Company accrued consulting fees payable of $3,500 from the Unit Offering, Credit Facility, $320 from the Second Credit Facility, $58 from the RCP Acquisition and $200 from the sale of VIC-RMTS-DC, LLC interest to SBC of which, approximately $3,778 and $3,350 remained unpaid as of December 31, 1999 and 1998, respectively. Amortization of this debt issuance cost has been recognized as a component of interest expense. Under this agreement, the Company paid VenCom $900 during 1999 and 1998.

14.  Income Taxes

The Company was treated as a partnership for income tax purposes until incorporation in April 1998. Accordingly, no provision or benefit for income taxes has been included in the financial statement for any period prior to April 1998 as taxable income or loss passes through to and is reported by unit-holders individually. As of December 31, 1998, the Company had net tax operating loss carryforwards of approximately $47,546 and $20,350, respectively. These losses were generated from April 1998 through December 31, 1999 will expire through 2018 and 2019.

                          OnePoint Communications Corp.

14.  Income Taxes (continued)

Net operating loss carryforwards may be used to offset future taxable income generated by the Company. The Company's ability to utilize $410 of the net operating losses attributable to one on its subsidiaries will be limited to the future taxable income, if any, of that subsidiary prior to the expiration date of the carryforward period as the subsidiary is not included in the Company's consolidated income tax return. All loss carryforwards may be limited in the future in the event of significant changes in the ownership of the Company.

The Company had net deferred tax assets of approximately $27.4 million and $8.3 million at December 31, 1999 and 1998 respectively. The components of net deferred tax assets consist primarily of net operating loss carryforwards and current nondeductible reserves. The benefit of deferred tax assets are recorded to the extent that management believes the realization of such deferred tax assets to be "more likely than not." As of December 31, 1999 and 1998, the Company has incurred losses since inception and management does not believe taxable income will be achieved in the near future. Accordingly, management has fully reserved the net deferred tax assets due to uncertainty of the ultimate realization of any benefit from such assets.

The effective income tax rate differs from the statutory federal income tax rate due principally to the following:

                                 December 31    December 31    December 31
                                      1999         1998           1997
                               ---------------------------------------------
Federal tax rate (benefit)            34.0%       (34.0)%          -- %
State tax, net of federal tax         (6.6)        (7.0)           --
Valuation allowance                   40.5         33.8            --
Nondeductible expenses                 0.1          6.9            --
Change in entity tax status             --         (0.1)           --
Other                                   --          0.4            --
                               ---------------------------------------------
Effective rate                         0.0%         0.0%           -- %
                               =============================================

The net deferred tax liabilities in the accompanying balance sheets include the following components:

                                              December 31        December 31
                                                 1999                1998
                                              ------------------------------
   Deferred tax assets:
       Intangibles                            $  2,541            $    --
       Deferred income                           3,580                 --
       Incentive compensation                    1,702                 --
       Net operating losses                     19,296              8,258
       Other                                     1,242                 88
                                              ------------------------------
                                                28,361              8,346


                                              December 31        December 31
                                                 1999                1998
                                              ------------------------------
   Deferred tax liabilities:
       Fixed assets                           $    978            $    --
                                              ------------------------------
       Net deferred tax asset                   27,383              8,346
       Valuation allowance                     (27,383)            (8,346)
                                              ------------------------------
       Net deferred tax asset                 $     --           $      -
                                              ==============================

                          OnePoint Communications Corp.

15.  Fringe Benefit Plans

The Company has a 401(k) Savings Plan and Trust for the benefit of all employees who meet certain eligibility requirements. The plan documents provide for the Company to make defined contributions as well as matching and other discretionary contributions, as determined by the Board of Directors. The Company contributed $152, $47, and $0 to the 401(k) Savings Plan and Trust for the years ended December 31, 1999, 1998 and 1997, respectively.

16.  Leases

The Company currently leases office space and equipment under noncancelable operating leases. The future minimum lease payments under noncancelable operating leases at December 31, 1999, are as follows:

         December 31,


            2000                              $   3,758
            2001                                  3,928
            2002                                  3,963
            2003                                  3,412
            Thereafter                           17,749
                                          -----------------
            Total                             $  32,810
                                          =================

Most leases provide for the pass-through of increases in operating expenses and real estate taxes. Rent expense for 1999, 1998 and 1997 was approximately $2,643, $1,107 and $629, respectively.

17.  Other Information

During the years ended December 31, 1999, 1998 and 1997, the Company made cash payments of $13,256, $10,656 and $0 for interest, respectively. During 1998, the Company recapitalized long-term debt totaling $1,500 through the issuance of preferred stock. During 1999, 1998 and 1997 the Company made no cash payments for income taxes.

The Company is from time to time party to litigation arising in the ordinary course of its business. The Company believes that such litigation will not have a material impact on the Company's financial position or results from operations.

                          OnePoint Communications Corp.

17.  Other Information (continued)

Approximately 74%, 70% and 50% of the Company's cost of revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were purchased from five suppliers, each of whom supplied between 6% and 20% of the total cost of revenues during such periods.

18.  Arbitration Proceedings

On August 6, 1998, OPC Holdings made a demand for arbitration of certain disputes under the Mid-Atlantic operating agreement. The arbitration demand sought the resolution of several disputes between the parties, including among other things, whether the Company was entitled to disclose Mid-Atlantic's financial results in connection with the Company's exchange offer registration statement. On January 15, 1999, OPC Holdings, Mid-Atlantic and other related parties entered into a Settlement Agreement which resolved the disputes covered by the arbitration demand. The Settlement Agreement provides, among other things, that Mid-Atlantic would provide the necessary financial information regarding Mid-Atlantic for the exchange offer and OPC Holdings' periodic filings under the Security Exchange Act of 1934, as amended. During the fourth quarter of 1999, the parties engaged in settlement discussions, ultimately leading to the execution of a settlement and dismissal of the claims asserted. In addition, and in connection therewith, OPC Holdings consented to the sale by Mid-Atlantic of the assets of another joint venture between the parties, Mid-Atlantic Telcom Plus, LLC ("Cableco"), to Comcast Corporation. OPC Holdings released Mid-Atlantic from any claims it may have currently or in the future relating to the Comcast transaction.

Net proceeds to the Company from the sale of the assets of the Cableco are estimated to be $34.0 million, subject to adjustments. The transaction closed during March 2000. The Company received approximately $22.4 million in March 2000 and anticipates receiving and additional $11.7 million of contingent consideration and hold-back upon expiration of such periods over the subsequent 12 months.

19.  Segment Information

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

                          OnePoint Communications Corp.

19. Segment Information (continued)

The Company evaluates performance and allocates resources based on operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company and its subsidiaries carry their investments in affiliates on the equity method of accounting. Accordingly, certain segments have recognized equity in the earnings of other segments and their proportionate share of the assets and liabilities of investments in affiliates. All such amounts have been included in the reported financial information for the business segments. The Company's segments do not provide services to each other; therefore, there were no inter-segment sales or related cost of sales during the periods presented.

The following table provides certain financial information for each business segment:

                                         December 31
                              1999           1998           1997
                           ---------------------------------------
Revenues:
   Central Region          $   6,187      $   2,690      $    --
   Mid-Atlantic Region         4,653          1,660             43
   Southeast Region            6,129          1,670           --
   Western Region              5,107            911           --
   Other                          62             22           --
                           ---------------------------------------
                           $  22,138      $   6,953      $      43
                           =======================================
Loss from operations:
   Central Region            (15,705)     $  (5,817)     $  (3,138)
   Mid-Atlantic Region       (12,571)       (11,772)        (4,686)
   Southeast Region          (11,841)        (6,938)        (2,853)
   Western Region            (11,601)        (5,585)        (2,411)
   Other                      (4,877)        (1,028)            25
                           ---------------------------------------
                           $ (56,595)     $ (31,140)     $ (13,063)
                           =======================================
Identifiable assets:
   Central Region          $  20,600      $  15,515      $   1,039
   Mid-Atlantic Region         4,190          4,378          1,860
   Southeast Region            3,306          2,206            595
   Western Region              9,580            908            465
   Other                      43,732        126,300         15,722
                           ---------------------------------------
                           $  81,408      $ 149,307      $  19,681
                           =======================================

                          OnePoint Communications Corp.

19. Segment Information (continued)

                                       December 31
                             1999        1998         1997
                           --------------------------------
Capital expenditures:
   Central Region          $ 6,926     $ 4,677     $   816
   Mid-Atlantic Region         595       1,200       1,004
   Southeast Region            376         837         364
   Western Region            2,366         390         199
   Other                     2,419       2,270          57
                           --------------------------------
                           $12,682     $ 9,374     $ 2,440
                           ================================

                                       December 31
                             1999        1998         1997
                           --------------------------------
Depreciation and
amortization:
   Central Region          $ 1,565      $  684      $   94
   Mid-Atlantic Region         347         287          57
   Southeast Region            197         111          30
   Western Region              166          74          20
   Other                       785         299          34
                           --------------------------------
                           $ 3,060      $1,455      $  235
                           ================================

The following table provides gross revenues on a service line basis:

                                       December 31,
                           --------------------------------
                             1999        1998         1997
                           --------------------------------
Revenues:
   Telephony               $17,475      $4,463      $   43
   Video                     4,601       2,462           -
   High-speed Internet          62          28           -
                           --------------------------------
                           $22,138      $6,953      $   43
                           ================================

20.  Consolidating Condensed Financial Statements

The Company's consolidating condensed financial statements for the (i) Company,
(ii) its wholly-owned subsidiaries (OnePoint Communications-Illinois LLC, OnePoint Communications-Colorado LLC, OnePoint Communications-Georgia LLC and OnePoint Communications Holdings, LLC), on a combined basis, which are guarantors under the Senior

                          OnePoint Communications Corp.

20. Consolidating Condensed Financial Statements (continued)

Notes, and (iii) its majority owned subsidiaries (VIC-RMTS-DC, LCC and OnePoint Services, LLC), on a combined basis, which are a guarantors under the Senior Notes as required by the Securities and Exchange Commission's Staff Accounting Bulletin No. 53 follows.

                   The Consolidating Condensed Balance Sheets
                        as of December 31, 1999 and 1998

                                                         Wholly- Owned   Majority- Owned
                                                           Guarantor        Guarantor                         Consolidated
                                            Parent        Subsidiaries     Subsidiaries     Eliminations         Total
-----------------------------------------------------------------------------------------------------------------------------
December 31, 1999
Current assets                           $    21,420        $  4,681        $   3,634         $        -     $    17,318
Noncurrent assets                             49,968          26,045            5,883            (30,223)         64,090
Current liabilities                           14,735           4,733            3,674                  -          23,142
Noncurrent liabilities                       111,688             630              171                  -         112,489
Redeemable preferred stock                    35,000               -                -                  -          35,000
Minority interests                               229             812                -                  -           1,041
Total stockholders'
 equity/(deficit)                        $   (90,264)       $ 24,551        $   5,672         $  (30,223)     $  (90,264)

December 31, 1998
Current assets                              $ 24,769        $  2,141         $    965         $       -        $  27,875
Noncurrent assets                            119,415          25,790            3,413           (27,186)         121,432
Current liabilities                            7,553           3,750            1,063                 -           12,366
Noncurrent liabilities                       138,503             310                -                 -          138,813
Redeemable preferred stock                    35,000               -                -                 -           35,000
Minority interests                                 -               -                -                 -                -
Total unit-holders' equity (deficit)
                                             (36,872)         23,871            3,315           (27,186)         (36,872)

                          OnePoint Communications Corp.

20. Consolidating Condensed Financial Statement (continued)

                Consolidating Condensed Statements of Operations
              for the Years Ended December 31, 1999, 1998 and 1997

                                                        Wholly-          Majority-
                                                         Owned             Owned
                                                       Guarantor         Guarantor                            Consolidated
                                         Parent       Subsidiaries      Subsidiaries      Eliminations           Total
                                     -----------------------------------------------------------------------------------------
                                                              For the Year Ended December 31, 1999
Revenues                             $                $    17,069     $                 $                  $
                                                -                             5,069                  -             22,138
Cost of revenues                                -          15,987             6,019                  -             22,006
Loss from continuing
  operations before
  extraordinary items                     (73,158)        (38,951)          (12,802)            51,753            (73,158)
                                     -----------------------------------------------------------------------------------------
Net loss                             $    (52,726)    $   (33,287)    $     (13,659)    $       46,946     $      (52,726)
                                     =========================================================================================
                                                              For the Year Ended December 31, 1998
Revenues                             $          -    $      5,293        $    1,660       $          -     $        6,953
Cost of revenues                                -           5,925             2,840                  -              8,765
Loss from continuing
  operations before
  extraordinary items                     (44,625)        (33,567)          (11,772)            45,339            (44,625)
                                     -----------------------------------------------------------------------------------------
Net loss                             $    (24,826)   $    (33,567)         $(11,772)           $45,339       $    (24,826)
                                     =========================================================================================
                                                       For the Year Ended December 31, 1997

Revenues                             $          -    $          -         $      43        $         -       $         43
Cost of revenues                                -               -                83                  -                 83
Loss from continuing
  operations before
  extraordinary items                     (16,091)        (16,135)           (4,686)            20,821            (16,091)
                                     -----------------------------------------------------------------------------------------
Net loss                             $    (16,091)   $    (16,135)        $  (4,686)       $    20,821        $   (16,091)
                                     =========================================================================================

21.  Subsequent Events

In February 2000, SBC Comventures, Inc., a wholly-owned subsidiary of SBC, invested $5.0 million to obtain additional 12% direct ownership interest in a majority-owned subsidiary of the Company, VIC-RMTS-DC, LLC. This transaction will result in an additional deferred gain of $3.7 million.

                          OnePoint Communications Corp.

21.  Subsequent Events (continued)

In March of 2000, Mid-Atlantic sold substantially all of its assets, net of certain liabilities to Comcast Corporation. The Company's proportionate share of the net proceeds related thereto was approximately $34.0 million, of which approximately $11.6 million is subject to certain earn-out provisions. The Company will recognize a gain of approximately $20.0 million in the first quarter of 2000 related to this transaction, after giving effect to the carrying value of its investment in and amounts due from Mid-Atlantic of approximately $2.2 million of $0.2 million, respectively. The Company will recognize the remaining $11.6 million gain attributable to the contingent sales price in the period such amounts are determinable.

In March 2000, the Company purchased a 1% redeemable equity interest in ComPlus, LP, and affiliated vendor of engineering and installation services, in exchange for $100 in cash. This investment secured the resources to engineer and install the Company's network. ComPlus, LP also issued a secured promissory note, payable on demand to the Company in exchange for $900 in cash. VIC owns 99% of the equity interests of ComPlus, LP.

As the Company begins deployment of its IP-based network capable of providing a full range of voice, data and video services, the Company is in the process of divesting its private cable assets in Illinois and Georgia. During the first quarter of 2000, the Company received multiple offers to purchase its wholly-owned subsidiary, OnePoint Communications-Illinois, LLC.

                          Independent Auditors' Report


To the Members of
    the Mid-Atlantic Telcom Plus Holding, LLC
Washington, D.C.


We have audited the accompanying consolidated balance sheets of Mid-Atlantic Telcom Plus Holding, LLC as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in members' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mid-Atlantic Telcom Plus Holding, LLC as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                                   /s/ Beers & Cutler PLLC


BEERS & CUTLER PLLC
Washington, DC February 11, 2000,
except for Notes 4, 5 and 9, as to which the date is March 3, 2000.

                     MID-ATLANTIC TELCOM PLUS HOLDING, LLC

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998



                                    Assets

                                                               1999              1998
                                                           ------------      -----------
Current Assets
  Cash                                                     $    273,180      $   359,065
  Accounts receivable - trade, net of allowance for
    doubtful accounts of $159,325 and $191,207                1,169,079        1,119,000
  Accounts receivable - other                                    44,859          445,848
  Prepaid expenses and other assets                             544,937          268,488
                                                           ------------      -----------
    Total current assets                                      2,032,055        2,192,401
                                                           ------------      -----------
Fixed Assets
  Cable TV systems, net of accumulated depreciation
    of $8,461,736 and $4,859,157                             23,287,492       18,838,667
  Other property and equipment, net of accumulated
    depreciation of $1,675,442 and $923,238                   2,503,902        2,249,085
                                                           ------------      -----------
    Total fixed assets                                       25,791,394       21,087,752
                                                           ------------      -----------
Intangible Assets
  Goodwill                                                   39,216,251       39,059,812
  Loan origination costs                                        834,778          758,635
  Other intangible assets                                     2,915,897        1,764,898
  Accumulated amortization                                  (12,261,486)      (7,622,960)
                                                           ------------      -----------
    Total intangible assets                                  30,705,440       33,960,385
                                                           ------------      -----------

    Total assets                                           $ 58,528,889      $57,240,538
                                                           ============      ===========

             The accompanying notes are an integral part of these
                       consolidated financial statements.

                      MID-ATLANTIC TELCOM PLUS HOLDING, LLC

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998



                               Current Liabilities

                                                             1999              1998
                                                         -----------       -----------
Current Liabilities
  Accounts payable - trade                               $ 2,591,068       $ 3,021,031
  Accrued expenses                                         1,102,078         1,576,054
  Accrued interest - CIBC                                    291,933           168,558
  Accrued interest - Allied                                        -           331,048
  Due to affiliates, net                                     332,940           947,169
  Deferred revenue                                           834,636           764,490
  Current maturities of notes payable - CIBC              34,800,000                 -
  Subordinated debt - Allied                              11,411,596                 -
  Current maturities of notes payable - other                405,928           213,324
  Current maturities of leases payable                       328,045           197,155
  Deferred rent - current                                     13,806            10,706
                                                         -----------       -----------
     Total current liabilities                            52,112,030         7,229,535
                                                         -----------       -----------
Long-Term Liabilities
  Note payable - CIBC                                              -        22,757,296
  Subordinated debt - Allied                                       -        10,751,826
  Notes payable - other                                            -           250,000
  Other long-term liabilities                                      -           215,573
  Leases payable                                                   -           282,746
                                                         -----------       -----------
     Total long-term liabilities                                   -        34,257,441
                                                         -----------       -----------

  Total liabilities                                       52,112,030        41,486,976

Members' Equity                                            6,416,859        15,753,562
                                                         -----------       -----------

  Total liabilities and members' equity                  $58,528,889       $57,240,538
                                                         ===========       ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      MID-ATLANTIC TELCOM PLUS HOLDING, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                               1999             1998             1997
                                           -----------      -----------      -----------
Revenue
  Cable TV revenue                         $19,886,408      $16,493,994      $14,039,818
                                           -----------      -----------      -----------
Operating Expenses
  Operating                                 22,523,803       18,588,140       15,520,687
  Selling and general and administrative     2,115,686        1,827,321        1,886,599
                                           -----------      -----------      -----------
    Total operating expenses                24,639,489       20,415,461       17,407,286
                                           -----------      -----------      -----------

  Loss from operations                      (4,753,081)      (3,921,467)      (3,367,468)
                                           -----------      -----------      -----------
Other Income (Expense)
  Interest income                               43,936           26,217          186,129
  Interest expense                          (4,610,105)      (3,191,034)      (3,001,174)
  (Loss) Gain on disposal of assets            (17,453)         (17,342)          39,701
                                           -----------      -----------      -----------
    Total other income (expense)            (4,583,622)      (3,182,159)      (2,775,344)
                                           -----------      -----------      -----------
  Net loss                                 $(9,336,703)     $(7,103,626)     $(6,142,812)
                                           ===========      ===========      ===========



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      MID-ATLANTIC TELCOM PLUS HOLDING, LLC

              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                    OnePoint
                                Mid-Atlantic      Communication
                                Holdings, LLC     Holdings, LLC        Total
                                -------------     -------------     -----------
Balance, January 1, 1997        $       -         $       -         $       -
Contributions                    12,000,000        12,000,000        24,000,000
Net Loss                         (3,071,406)       (3,071,406)       (6,142,812)
                                -----------       -----------       -----------
Balance, January 1, 1998          8,928,594         8,928,594        17,857,188
Contributions                     5,000,000               -           5,000,000
Net Loss                         (4,035,663)       (3,067,963)       (7,103,626)
                                -----------       -----------       -----------
Balance, January 1, 1999          9,892,931         5,860,631        15,753,562
Net Loss                         (5,471,308)       (3,865,395)       (9,336,703)
                                -----------       -----------       -----------
Balance, December 31, 1999      $ 4,421,623       $ 1,995,236       $ 6,416,859
                                ===========       ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      MID-ATLANTIC TELCOM PLUS HOLDING, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                     1999                   1998                   1997
                                                                 ------------           ------------           ------------
Cash Flows from Operating Activities
 Net Loss                                                        $ (9,336,703)          $ (7,103,626)          $(6,142,812)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
     Depreciation and amortization                                  9,197,387              7,956,365             6,682,508
     Loss (gain) on disposal of assets                                 17,453                 17,342               (39,701)
     Changes in current assets and liabilities
      Accounts receivable - trade and offer                           350,910               (408,792)              (69,468)
      Prepaid and other assets                                       (276,449)              (123,748)              126,329
      Accounts payable, accrued interest payable
       accrued expenses and deferred rent                            (512,149)             1,657,791              (941,529)
      Due to affiliates, net                                         (614,228)               347,344            (3,416,693)
      Deferred revenue                                                 70,146                (20,274)              (45,688)
                                                                 ------------           ------------           ------------
Net cash provided by (used in) operating activities                (1,103,633)             2,322,402            (3,847,054)
                                                                 ------------           ------------           ------------
Cash Flow from Investing Activities
 Capital expenditures                                              (9,106,222)            (9,154,465)           (5,210,216)
 Proceeds from sale of fixed assets                                    15,910                 15,310               193,139
 Acquisition of intangible assets                                  (1,573,224)            (7,015,846)           (2,601,597)
                                                                 ------------           ------------           ------------
 Net cash used in investing activities                            (10,663,536)           (16,155,001)           (7,618,674)
                                                                 ------------           ------------           ------------
Cash Flows from Financing Activities
 Proceeds from issuance of note payable - CIBC                     12,042,704                      -                     -
 Capital contribution - Holdings                                            -              5,000,000               184,702
 Capital contribution - OPC                                                 -                      -            12,000,000
 Proceeds from issuance of subordinated debt                                -             10,500,000                     -
 Repayments of debt, net                                             (209,564)            (1,699,504)           (1,249,164)
 Advances from affiliate                                                    -                365,000                     -
 Repayments of leases payable                                        (151,856)              (127,934)             (125,277)
 Proceeds from issuance of long-term debt                                   -                      -               809,569
                                                                 ------------           ------------           ------------
 Net cash provided by financing activities                         11,681,284             14,037,562            11,619,830
                                                                 ------------           ------------           ------------
Net (Decrease) Increase in Cash and Cash Equivalents                  (85,885)               204,963               154,102
Cash and Cash Equivalents, beginning of year                          359,065                154,102                     -
                                                                 ------------           ------------           ------------
Cash and Cash Equivalents, end of year                           $    273,180           $    359,065           $   154,102
                                                                 ============           ============           ============
Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                          $  4,037,527           $  2,655,883           $ 2,553,752
                                                                 ============           ============           ============


The accompanying notes are an integral part of these consolidated financial statements.

                      MID-ATLANTIC TELCOM PLUS HOLDING, LLC

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



1.         Organization and Basis of Presentation

Mid-Atlantic Telcom Plus, LLC (Telcom Plus) was formed as of January 1, 1997 under the laws of Delaware as a limited liability company. Telcom Plus was formed when Mid-Atlantic Cable Development Company Limited Partnership, a Maryland Limited Partnership (DevCo), Mid-Atlantic CATV Limited Partnership, a Maryland Limited Partnership (NewCo) and Mid-Atlantic Cable Service Company, Inc., a Virginia Corporation (MCSC), collectively referred to as the Mid-Atlantic Cable Companies, contributed all of their assets and liabilities to Mid-Atlantic Cable Holdings, LLC (Holdings). Holdings simultaneously contributed these assets and liabilities to Telecom Plus for an original 50% ownership interest. The remaining original 50% ownership interest is owned by OnePoint Communications Holdings LLC (OPC), formerly known as VIC RMTS Holdco, LLC.

Except for certain matters specified in the Operating Agreement between Holdings and OPC, which require a supermajority vote of 80%, voting control is held by Holdings.

In 1997, Holdings contributed tangible and intangible assets with a fair value of $48,020,000 (including cash of $184,702 and goodwill of $21,966,000 created at the time of contribution), liabilities with a fair value of $36,020,000, and received ownership in Telcom Plus with a fair value of $12,000,000. During 1997, OPC contributed $12,000,000 in cash for its original ownership interest. Holdings contributed an additional $5,000,000 in cash to Telcom Plus in 1998.

On January 15, 1999, Telcom Plus and OPC agreed to the formation of a new holding company, Mid-Atlantic Telcom Plus Holding, LLC (Telcom Plus Holding) to own the membership interest in Telcom Plus. Telcom Plus Holding is controlled and owned 58.6% by Holdings. The remaining 41.4% is held by OPC. The accompanying consolidated financial statements include the accounts of Telcom Plus Holding and its wholly owned subsidiary Telcom Plus (collectively referred to herein as "the Company"). For periods prior to January 15, 1999, the Company's accounts and activities, and therefore the accompanying consolidated statements, consist only of Telcom Plus. All intercompany transactions are eliminated.


2.         Summary of Significant Accounting Policies

Cash and Cash Equivalents - The term cash, as used in the accompanying financial statements, includes cash on deposit with financial institutions, cash on hand and short-term liquid investments purchased with a maturity of three months or less.

                      MID-ATLANTIC TELCOM PLUS HOLDING, LLC

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



2.         Summary of Significant Accounting Policies - Continued

The Company maintains its cash in bank deposit accounts that, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Fixed Assets - Cable TV systems and other property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 10 and 5 years, respectively. Depreciation expense was $4,369,219, $3,279,021 and $2,842,349 in 1999, 1998 and 1997, respectively. In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), the Company periodically reviews the carrying value of the investment in cable TV systems and equipment based on the related contract to provide cable services. The evaluation involves comparing whether the expected cash flows for the contract will be sufficient to recover the carrying value of the equipment investment, deferred costs and goodwill related to the contract, with any excess of carrying value over expected cash flows written off.

Intangible Assets - Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from 3 to 15 years. Amortization expense was $4,828,168, $4,677,344 and $3,840,159 in 1999, 1998 and
1997, respectively.

The Company has classified as goodwill the cost in excess of fair value of net assets of companies acquired that were accounted for as purchase transactions. At each balance sheet date, the Company evaluates the realizability of goodwill based on the related cable system contracts. The evaluation involves consideration of whether the expected cash flows for the contract will be sufficient to recover the equipment investment, deferred costs and goodwill related to the contract.

Deferred Revenue - Deferred revenue is reported on the balance sheet for amounts which have been billed to customers in advance and therefore not yet earned. These advance charges are also included in accounts receivable.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from estimates.

Income Taxes - No provision for federal and state income taxes has been made in the accompanying financial statements of the limited liability company as profits and losses of the Company are reported by the members on their respective income tax returns.

                      MID-ATLANTIC TELCOM PLUS HOLDING, LLC

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



2.         Summary of Significant Accounting Policies - Continued

Prior Year Reclassification - In the accompanying financial statements, certain prior year balances have been reclassified to conform to current year classifications.


3.         Cable TV Systems Acquisitions

In February 1997 and throughout 1998 the Company acquired several cable TV systems located in Maryland, Pennsylvania, New Jersey and Delaware. The 1998 acquisitions, totaling approximately $9.3 million, were completed between February and October 1998. The accompanying statements of operations include the results of operations for the acquired systems from the dates of acquisition. These acquisitions have been accounted for using the purchase method. The purchase price has been allocated to the tangible cable TV assets acquired based on their estimated fair values. The excess of the purchase price over tangible assets received allocable to goodwill was $5,497,836, and $2,000,000 for 1998 and 1997, respectively.

One of the above acquisitions, serving approximately 60 multiple dwelling units in and around Philadelphia, uses a wireless technology to deliver programming. Within the terms of the purchase contract, the seller, CAI, agreed to operate the newly acquired systems until each system could be technically converted from the wireless system to the Company's private cable system signal distribution system. During this period the Company pays a management fee to CAI equal to 70% of gross revenue of those systems remaining on the wireless system. In addition, the purchase contract provided for a 90-day right to return to CAI any system serving any of these multiple dwelling units which the Company determined were undesirable. The 90-day period expired on January 1, 1999. Effective January 1, 1999 seven systems valued at approximately $400,000 were returned to the seller and related escrow proceeds were released to the Company; accordingly, the purchase price has been reduced by $400,000 and a corresponding amount is included in accounts receivable - other as of December 31, 1998. The purchase contract also allows for offsets due to losses incurred by the Company for any unpaid seller liability, taxes, copyright payments, programming charges or subscriber deduction not credited at closing. The offset period ends six months after the technical conversion of the wireless system to a private cable system, which commenced in 1998 and continued into 2000. Approximately $84,000 and $741,000 of the purchase price paid by the Company is escrowed by CAI at December 31, 1999 and 1998, respectively.

                      MID-ATLANTIC TELCOM PLUS HOLDING, LLC

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



4. Long-Term Debt

                                                            1999        1998
                                                         ----------- -----------
Notes Payable to Financial Institutions
---------------------------------------

 CIBC Reducing, Revolving Credit Facility, dated June
 1998 in the amount of $30,000,000. The applicable
 interest margin is determined based on the Company's
 leverage ratio. The margin applicable to the Company's
 current leverage ratio is based on either CIBC's base
 rate plus 2.25% or LIBOR plus 3.25% (9.438% and
 8.375% at December 31, 1999 and 1998, respectively.)
 Interest payments are paid monthly or quarterly.        $30,000,000 $22,757,296

 CIBC Line of Credit, dated September 7, 1999 in the
 amount of $5,000,000. The Line was increased January
 2000 to $7 million. Rates and payments are the same as
 the Revolving Credit Facility.                            4,800,000

Subordinated Debt - Allied Capital
----------------------------------

 Subordinated debenture dated June 18, 1998, maturing
 June 2006, in the original amount of $5,000,000.
 Amended September 1998 for additional borrowings of
 $5,500,000. Note bears interest at 18% of which 12%
 is payable for twenty calendar quarters and 6% is
 deferred. The remaining deferred interest also accrues
 compound interest at 18%. Deferred interest converted
 to long-term notes payable totaled $659,770 and
 $251,826 in 1999 and 1998, respectively. Commencing
 June 2003 until maturity, quarterly payments of deferred
 interest and principal will be required. Compound
 interest on deferred interest is due at maturity.        11,411,596  10,751,826

                      MID-ATLANTIC TELCOM PLUS HOLDING, LLC

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



4. Long-Term Debt - Continued

                                                            1999        1998
                                                         ----------- -----------
Notes Payable - Other
---------------------

 Promissory note payable to Cecilton CATV, Inc. dated
 February 1, 1997 in the original amount of $800,000.
 The note bears interest at 8.5% per annum. The note
 requires quarterly principal payments of $50,000 plus
 accrued interest. The note matures in February 2001.        253,760     456,392

 Note payable bearing interest at 10.50%. Monthly
 principal and interest payments of $611 were required.
 The note matured in December 1999.                              -         6,932
                                                         ----------- -----------
  Total notes payable                                    $46,465,356 $33,972,446
                                                         =========== ===========


Borrowings under the CIBC Reducing, Revolving Credit Facility (The CIBC Facility) for 1998 were limited to $27,136,296 and has an original maturity of December 2004. As discussed in Note 1, the formation of Telcom Plus Holding eliminated the OPC pledge. Therefore, borrowing capacity from CIBC was increased to $30,000,000 in January 1999 and further increased with the line of credit entered into in September 1999. The Line of Credit has an original maturity date of March 31, 2000. As discussed in Note 9, the CIBC Facility, the Allied Capital Subordinated Debt and other liabilities were paid in full on March 3, 2000, in connection with the sale of the Company's assets. Therefore, the related debt has been classified as a current liability in the accompanying consolidated balance sheet.

The CIBC Facility is subject to certain restrictive covenants with respect to maintaining certain ratios of operating cash flows to total debt, principal and interest payments. Allied Capital Subordinated Debt is subject to the same covenants as required by CIBC. During 1999, 1998 and 1997, the Company was not in compliance with certain of the financial covenants. Waivers of default were received from the lenders related to covenants for 1999, 1998 and 1997.

                      MID-ATLANTIC TELCOM PLUS HOLDING, LLC

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



4.   Long-Term Debt - Continued

The Company has entered into interest rate swap agreements with CIBC, to reduce the impact of changes in interest rates on its debt. The swap agreement effectively converts a portion of the variable rate debt to fixed rate debt to reduce the risk of incurring higher interest costs. The interest rate swaps are settled and paid quarterly by an adjustment to interest expense. No amounts were receivable or payable under the swap agreements at December 31, 1999 and 1998. The notional amounts of interest rate agreements are used to measure interest to be paid or to be received and do not represent the amount of exposure to credit loss. At December 31, 1999 and 1998, the notional amount was $13,000,000, with a fixed payment rate of 5.2%.

The CIBC Facility is collateralized by all of the assets, the assignment of all franchise agreements, SMATV agreements and other material agreement owned by the Company and the assignment of all general and limited partnership interests in NewCo and Devco, the outstanding stock in MCSC, the members'equity interests in the Company and Holdings, a $1.4 million guaranty by the President of the Company and an assignment of the proceeds of a $1 million life insurance policy of the President of the Company.


5.   Lease Commitments

The Company is obligated under operating leases for premises occupied with minimum lease terms expiring at various times through 2008. Certain of these leases contain escalation clauses for increases based upon increases in operating expenses and real estate taxes. The Company has entered into a sublease for a portion of its primary office location. The Company also has several operating leases for other operating equipment. Total rent expense was $568,705, $439,632 and $391,233 for 1999, 1998 and 1997, respectively. The following future minimum rental payments, net of sublease receipts, are required under noncancellable operating leases with terms in excess of one year:

     December 31, 2000                          $   803,904
                  2001                              813,036
                  2002                              829,895
                  2003                              891,254
                  2004                              886,069
            Thereafter                            2,840,029
                                                -----------
                                                $ 7,064,187
                                                ===========

                      MID-ATLANTIC TELCOM PLUS HOLDING, LLC

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



5.  Lease Commitments - Continued


Lease commitments do not reflect payments to be made by an OPC affiliate who is jointly obligated with the Company on certain lease agreements. Expected lease payments by the OPC affiliate are as follows:

     December 31, 2000                          $   381,441
                  2001                              390,484
                  2002                              387,082
                  2003                              382,726
                  2004                              393,047
            Thereafter                            1,327,661
                                                -----------
                                                $ 3,262,441
                                                ===========

The Company is evaluating its options with respect to its office space as a result of the sale discussed in Note 9. During 1999, 1998 and 1997, the Company purchased $67,138, $237,303 and $232,181, respectively, in property and equipment through issuance of capital lease obligations. The amounts of leased equipment included in other property and equipment, net of accumulated depreciation of $484,445 and $309,275, totals $424,975 and $533,006, in 1999 and
1998, respectively. The capital lease obligations were paid in full in connection with the sale of the Company's assets as described in Note 9.


6.  Related Party Transactions

The Company and an OPC affiliate jointly operate a customer support and operations center (the "Operations Center"). Personnel assigned to the Operations Center are directly employed and paid by either the Company or the OPC affiliate. Rent, utilities and other office support costs of the Operations Center are allocated to the Company or the OPC affiliate. The allocation is based on the proportional number of employees assigned to the Operations Center by the Company or the OPC affiliate. The Company believes its costs related to the Operations Center if operated on a stand-alone basis would have been comparable to amounts allocated to it under the joint operation with the OPC affiliate. In addition, the companies share a lockbox in which customers' payments are deposited, which is controlled by the Company. At December 31, 1999 and 1998, the Company owed the OPC affiliate approximately $260,000 and $680,000, respectively, related to these relationships. During 1997, the OPC affiliate reimbursed the Company $221,186 in accordance with the cost sharing agreement.

                      MID-ATLANTIC TELCOM PLUS HOLDING, LLC

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



6.         Related Party Transactions - Continued

In accordance with the Contribution Agreement between and among DevCo, Newco, MCSC, Holdings and OPC, the Company made a payment of $2,250,000 to DevCo in February 1997. The liability for this payment was included in liabilities contributed by Holdings.

In February 1997, the Company paid $1,093,000 to an entity affiliated with Holdings to satisfy a note obligation that was included in liabilities contributed by Holdings.

During 1997, the Company paid $434,310 to its chief executive officer to satisfy a liability contributed by Holdings.

Included in Due to Affiliates at December 31, 1999 and 1998 is $385,000 and $365,000 due to DevCo. The amount represents a $350,000 note bearing interest at 8%. Repayment of the note is subject to CIBC approval, but will occur in 2000, and therefore is classified as a current liability in the accompanying consolidated balance sheet.

The Company provides certain administrative, management, and customer support services to Prince William Operating Partnership (PW) and Mid-Atlantic Connecticut LP I (CT), affiliates of Holdings. The costs of providing these services is allocated to PW and CT based on relative proportion of total subscribers. Total costs allocated to these affiliates are $167,151, $179,671 and $182,118 for 1999, 1998 and 1997, respectively. Amounts due from these affiliates as of December 31, 1999 and 1998 are $277,540 and $162,617, respectively.

7.         Pension Plan

The Company sponsors a 401(k) and Profit Sharing Plan covering all employees. Contributions to the plan are at the discretion of management. Contributions to the plan for 1998 were $45,223. No contributions were made in 1999 or 1997.

8.         Fair Value of Financial Instruments

The Company has the following financial instruments: cash, trade receivables and payables and notes payable (including the swap agreement). Based on the floating rate nature of the debt and the short-term nature of cash, trade receivables and payables, carrying values of the financial instruments approximate fair value.

                      MID-ATLANTIC TELCOM PLUS HOLDING, LLC

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



9.         Subsequent Event


On March 3, 2000, the Company and its affiliates, PW and CT, completed the sale of all of their operating cable television assets, including municipal franchises, private system contracts and cable television subscribers to Comcast Corporation in accordance with the Asset Purchase Agreement dated October 21, 1999, as amended on March 3, 2000, for a net sales price of $148 million after working capital adjustments.

Approximately $18.6 million of the proceeds allocable to the Company have been escrowed until certain contract extensions are granted, certain post-closing consents are obtained, and for general indemnity protection of the buyer.

After the sale, Comcast is using certain office facilities of the Company, which did not and will not transfer as part of the transaction. Comcast is reimbursing the Company for rent expenses and all other operating expenses at these facilities until such time as they can incorporate these functions into their own facilities.

                         Report of Independent Auditors

Unit-holders
VIC-RMTS-DC, LLC

We have audited the accompanying balance sheets of VIC-RMTS-DC, LLC, a majority-owned subsidiary of OnePoint Communications Corp., as of December 31, 1999 and 1998, and the related statements of operations, unitholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VIC-RMTS-DC, LLC at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

February 29, 2000                  /s/ Ernst & Young LLP
McLean, Virginia

                                VIC-RMTS-DC, LLC

                            Statement of Operations
                 (dollars in thousands, except per share data)

                                                                        Years ended December 31
                                                                 1999             1998                1997
                                                          ------------------------------------------------------
Revenue                                                     $    4,653      $        1,660       $         43
Cost of revenue                                                  5,618               2,840                 82
                                                          ------------------------------------------------------
                                                                  (965)             (1,180)               (39)
Expenses:
   Selling, general and administrative                          11,159              10,305              4,575
   Depreciation and amortization                                   447                 287                157
                                                          ------------------------------------------------------

Loss from operations                                           (12,571)            (11,772)            (4,771)

Loss on abandonment of leasehold improvements                      (57)                  -                  -
Loss on impairment of intangible assets                           (800)                  -                  -
                                                          ------------------------------------------------------

Net loss                                                    $  (13,428)      $     (11,772)       $    (4,771)
                                                          ======================================================
Basic loss per unit                                       $ (2,238,000)         (1,962,000)          (795,167)
                                                          ======================================================
Units used in the computation of basic
  loss per unit                                                      6                  6                   6
                                                          ======================================================

See accompanying notes.

                                VIC-RMTS-DC, LLC
                                 Balance Sheets
                             (dollars in thousands)

                                                                             December 31,
                                                                        1999                1998
                                                               ------------------------------------------
Assets
Current assets:
   Receivables:
      Trade, net                                                 $    554              $    490
      Related party                                                   263                   139
   Prepaid expenses                                                   730                   336
                                                               ------------------------------------------
Total current assets                                                1,547                   965

Property and equipment, net                                         2,439                 2,248
Intangible assets, net                                                  -                   800
Other assets                                                          204                   265
                                                               ------------------------------------------
Total assets                                                     $  4,190              $  4,278
                                                               ==========================================

Liabilities and unitholders' equity Current liabilities:
   Accounts payable and accrued expenses                         $  1,744              $  1,005
                                                               ------------------------------------------
Total current liabilities                                           1,744                 1,005

Other deferred obligations                                            171                    52

Unitholders' equity:
   Contributed capital                                             32,916                 20,434
   Accumulated deficit                                            (30,641)               (17,213)
                                                               ------------------------------------------
Total unitholders' equity                                           2,274                  3,221
                                                               ------------------------------------------
Total liabilities and unit-holders' equity                       $  4,190              $   4,278
                                                               ==========================================

                            See accompanying notes.

                                VIC-RMTS-DC, LLC

                        Statements of Unitholders' Equity
                  (dollars in thousands, except per unit data)

                                                                           Contributed                                  Total
                                                              Units          Capital        Accumulated Deficit  Unitholders' Equity
                                                           ---------- -------------------- -------------------- --------------------

Balance, December 31, 1996                                    1           $     751           $     (670)          $         81
    Additional unitholders' contributions                     5               6,351                    -                  6,351
    Net loss                                                  -                   -               (4,771)                (4,771)
                                                           ---------- -------------------- -------------------- --------------------
Balance, December 31, 1997                                    6               7,102               (5,441)                 1,661
   Additional unitholders' contributions                      -              13,332                    -                 13,332
   Net loss                                                   -                   -              (11,772)               (11,772)
                                                           ---------- -------------------- -------------------- --------------------
Balance, December 31, 1998                                    6              20,434              (17,213)                 3,221
   Additional unitholders' contributions                      -              12,482                    -                 12,482
   Net loss                                                   -                   -              (13,428)               (13,428)
                                                           ---------- -------------------- -------------------- --------------------
Balance, December 31, 1999                                    6           $  32,916           $  (30,641)          $      2,274
                                                           ========== ==================== ==================== ====================

See accompanying notes.

                                VIC-RMTS-DC, LLC

                             Statements of Cash Flow
                             (dollars in thousands)

                                                                                         Years ended December 31
                                                                                  1999             1998            1997
                                                                         ----------------------------------------------------
  Operating activities
  Net loss                                                               $     (13,428)       $    (11,772)      $   (4,771)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                                347                 287              157
      Change in allowance for doubtful accounts                                     91                  39                7
       Loss on abandonment of leasehold improvements                                57                   -                -
       Loss on impairment of intangible assets                                     800                   -                -
      Changes in operating assets and liabilities:
        Accounts receivable                                                       (155)               (503)             (34)
        Affiliates receivable                                                     (124)               (139)               -
        Prepaid expenses                                                          (394)                254             (587)
        Other assets                                                                61                (254)              (9)
        Accounts payable and accrued expenses                                      739                 (38)             941
         Other deferred obligations                                                119                   -                -
                                                                        -----------------------------------------------------
  Net cash used in operating activities                                        (11,887)            (12,126)          (4,296)

  Investing activities
  Acquisition of property and equipment                                           (595)             (1,206)          (1,055)
                                                                        -----------------------------------------------------
  Net cash used in investing activities                                           (595)             (1,206)          (1,055)

  Financing activities
  Unitholder contributions                                                      12,482              13,332            5,351
                                                                        -----------------------------------------------------
  Net cash provided by financing activities                                     12,482              13,332            5,351

  Net increase (decrease) in cash                                                    -                   -                -
  Cash at the beginning of period                                                    -                   -                -
                                                                        -----------------------------------------------------
  Cash at the end of period                                               $          -        $          -       $        -
                                                                        =====================================================

See accompanying notes.

                                VIC-RMTS-DC, LLC

                          Notes to Financial Statements

                           December 31, 1999 and 1998

1.  Organization

VIC-RMTS-DC, LLC, (the "Company") was formed to provide telephone services to multiple dwelling units ("MDUs") in the Mid-Atlantic region. The Company was formed as VIC-RMTS-DC Metro, LLC and changed its name to VIC-RMTS-DC, LLC on November 7, 1996. The Company was formed in Delaware and will terminate on January 31, 2017.

The Company is jointly owned by OnePoint Communications Holdings, LLC ("OPC Holdings"), formerly known as VIC-RMTS Holdco, LLC, a wholly-owned subsidiary of OnePoint Communications, LLC, and Mid-Atlantic RMTS Holdings, LLC (Mid-Atlantic
RMTS). Mid-Atlantic RMTS was 50% held by OPC Holdings and South Central Development L.P until December 1999. In April 1998, OnePoint Communications, LLC merged with and into OnePoint Communications Corp. ("OnePoint").

In December 1999 VIC-1 RMTS, LLC, a company owned by OnePoint Communications Corp. chairman, bought Mid-Atlantic RMTS's interest in the Company for a total consideration of $175. Also in December 1999 VIC-1 RMTS, LLC sold 49% of Mid-Atlantic RMTS to OPC Holdings for $172.

On December 16, 1999, OPC Holdings entered into a "Purchase Agreement" with SBC Comventures, Inc., a wholly-owned subsidiary of SBC Communications Inc. ("SBC") to sell, transfer and assign to SBC Comventures, Inc. all of OPC Holdings, right, title and interest in and to 6.89 units or 24% of the OPC Holdings membership in the Company for a total consideration of $10,000. This agreement enabled OPC Holdings to sell up to an additional 12% direct ownership interest in the Company under the same terms during February and 12% interst in March 2000. OPC Holdings has the right to repurchase all of the membership units purchased by SBC Comventures, Inc. at a price equal to the price paid for the purchased units plus 15% per annum. SBC Comventures, Inc. has the right to put its interest in the Company to OnePoint Communications, Corp.'s chairman and controlling shareholder under the same terms as the OPC Holdings call provisions.

As a result, OPC Holdings had direct and indirect investments in the Company totaling 75.52% as of December 31, 1999. The Company is included as a consolidated subsidiary in OnePoint Communications Corp.'s consolidated financial statements.

                                VIC-RMTS-DC, LLC
                    Notes to Financial Statements (Continued)


2.  Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over their estimated useful lives, ranging from three to five years. Leasehold improvements are depreciated over the shorter of their useful lives or the lease term, not to exceed fifteen years. The Company classifies installed wiring and hardware costs in construction in progress until the installation is completed at which time the balances are classified as leasehold improvements.

Revenue Recognition

The Company recognizes revenue as services are provide

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, to approximate the fair value of the respective assets and liabilities at December 31, 1999 and 1998, respectively.

Marketing Costs

Marketing costs are expensed as incurred. For the years ended December 31, 1999, 1998, and 1997, marketing costs were approximately $61, $140, and $136, respectively.

Income Taxes

The Company is treated as a partnership for income tax purposes. Accordingly, no provision for income taxes has been included in these financial statements, as taxable income or loss passes through to, and is reported by, the unitholders individually.

                                VIC-RMTS-DC, LLC
                    Notes to Financial Statements (Continued)

2.  Significant Accounting Policies (continued)

Loss Per Unit

The Company's loss per unit calculations are based upon the weighted average of membership units outstanding. The Company did not have any dilutive securities as of December 31, 1999, 1998, and 1997; accordingly, diluted loss per unit is not presented.

Comprehensive Income

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting of comprehensive income and its components in financial statements. The Company adopted Statement No. 130 effective the fourth quarter of the year ended December 31, 1998; however, the Company did not have any items of comprehensive income during 1999, 1998 or 1997. Accordingly, the adoption of this Statement did not have an impact on the Company's financial position or results from operations.

Recently Issued Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments shall be measured at fair value. Statement No. 133 also prescribes the accounting treatment for changes in the fair value of derivatives which depends on the intended use of the derivative and the resulting designation. Designations include hedges of the exposure to changes in the fair value of a recognized asset or liability, hedges of the exposure to variable cash flows of a forecasted transaction, hedges of the exposure to foreign currency translations, and derivatives not designated as hedging instruments. Statement No. 133 is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt Statement No. 133 in the first quarter of the fiscal year ending December 31, 2000; however, no disclosures are expected to be required. The Company does not believe the adoption of this Statement will have a material impact on its financial position or results from operations.

                                VIC-RMTS-DC, LLC
                    Notes to Financial Statements (Continued)

3.  Trade Receivables

Trade receivables consists of amounts due from customers. The Company provides an allowance for doubtful accounts for amounts deemed uncollectible as determined by management. Activity in the allowance for doubtful accounts was as follows:

                                                                    December, 31
                                             ------------------------------------------------------------
                                                     1999                1998                1997
                                             ------------------------------------------------------------
Opening balance                                   $      46              $    7              $   -
Bad debt charge-offs                                   (916)               (261)                 -
Adjustments to reserves                               1,010                 300                  7
                                             ------------------------------------------------------------
Ending balance                                    $    137               $   46              $   7
                                             ============================================================

4.  Property and Equipment

Property and equipment consist of the following:


                                                                                         December 31,
                                                                           -----------------------------------------
                                                                                  1999                 1998
                                                                           ----------------------------------------
       Furniture and equipment                                                   $   362              $   343
       Computer equipment                                                            261                  254
       Facility equipment                                                          1,852                  483
       Vehicles                                                                      295                  232
       Leasehold improvements                                                        229                  280
                                                                           ----------------------------------------
                                                                                   2,999                1,592
       Less accumulated depreciation                                                (560)                (246)
                                                                           ----------------------------------------
                                                                                   2,439                1,346
       Construction in progress                                                        -                  902
                                                                           ----------------------------------------
                                                                                  $2,439               $2,248
                                                                           ========================================

The Company recognized depreciation expense of $347, $187 and $57 in 1999, 1998 and 1997, respectively.

5.  Intangible Assets

Intangible assets consisted of goodwill with an acquisition value of approximately $1,000 as of December 31, 1998, less accumulated amortization of $200. Goodwill was amortized under the straight-line method over a ten-year period. On October 21, 1999, Comcast Corporation and Mid-Atlantic etal entered into an Asset Purchase Agreement related to the

                                VIC-RMTS-DC, LLC
                    Notes to Financial Statements (Continued)

5.  Intangible Assets (continued)

purchase of substantially all of the assets, net of certain liabilities, of Mid-Atlantic cable by Comcast. This transaction closed in the first quarter of 2000. Therefore, the Company recognized an impairment loss equal to the net carrying value of the goodwill as all benefits attributable to the Company's affiliation with its co-joint venturer and customer lists and relationships related thereto ceased to have any ongoing value to the Company subsequent to December 1999.

6.         Unit-holders' Equity

Pursuant to the Company's operating agreement, OPC Holdings contributed $751 at inception and has subsequently contributed approximately $18,683 and Mid-Atlantic RMTS contributed $1,000 during 1997 in the form of intangible assets. Mid-Atlantic RMTS did not meet capital calls made during 1998 and 1999. Accordingly, the ownership interests have been modified from the equal ownership interests pursuant to the operating agreement to reflect the dilution of Mid-Atlantic RMTS's interests in favor of OPC Holdings. The operating agreement obligates Mid-Atlantic RMTS to contribute additional assets acceptable to the Company and, upon such contribution, Mid-Atlantic RMTS will receive one additional membership unit for each $1 million contribution, with fair market value determined by the Company's manager.

The units make up the only class of ownership interests, of which there is an unlimited authorized number. However, all units issued must be in accordance with the operating agreement. Certain restrictions on the sale and transfer of units exist as provided by the operating agreements. Net profits and net losses are allocated to the members according to their membership percentages. The member unit-holders' liabilities are limited to their respective capital contributions.

The managing member (OPC Holdings) is the only member that takes part in the operations or management of the Company. Matters requiring membership voting or significant input from the non-managing member are limited to certain transactions as defined in the operating agreement including filing for bankruptcy, liquidating the Company or other significant transactions.

Transactions requiring membership voting approval must be approved by 80% of the votes of the member designees.

7.  Related Party Transactions

As of December 31, 1999 and 1998, the Company had related party receivable balances of $263 and $139, respectively, due from Mid-Atlantic TelcomPlus, LLC.

                                VIC-RMTS-DC, LLC
                    Notes to Financial Statements (Continued)

7.  Related Party Transactions (continued)

The Company shares certain operations with an affiliate of the Company. The Company paid approximately $266, $836, and $250 for services provided by this affiliate in 1999, 1998 and 1997, respectively.

SBC provided other employment and operating services on behalf of the Company for which the Company has not recorded expenses. The Company believes that the value of unreimbursed services provided by SBC are not material to its financial position or results of operations.

8.         Fringe Benefit Plans

The Company's employees are eligible to participate in OnePoint's 401(k) Savings Plan & Trust (the "Plan") pursuant to the terms thereof. Substantially all employees of OnePoint and participating affiliates who meet certain eligibility requirements are eligible to participate in the Plan. The Plan provides for OnePoint and participating affiliates to make defined contributions as well as matching and other discretionary contributions, as determined by OnePoint's Board of Directors. The Company contributed $11, $7, and $0 to the Plan for the years ended December 31, 1999, 1998, and 1997, respectively.

9.  Guarantor of the Debt of Others

As of November 6, 1998, the date on which the Senior Notes and the Warrants became separable, OnePoint recognized a discount of $5,300 on the book value of the Senior Notes relating to the Warrants and will amortize this amount over the life of the Senior Notes.

OnePoint completed open market purchases of Senior Notes having an aggregate principal amount of $92,250 between November 9, 1998 and June 9, 1999, at various prices for an aggregate total cost of approximately $47,947, including accrued interest and transaction fees. Pursuant to the restricted securities agreement entered into in connection with the Unit Offering, the trustee of the Pledged Securities had released approximately $38,200, upon request by OnePoint.

The Senior Notes bear interest annually at 14 1/2% from the date of issuance. Interest payments are due on June 1 and December 1 of each year, commencing on December 1, 1998. During the years ended December 1999 and 1998, OnePoint paid $13,256 and $10,656, respectively, of interest related to the Senior Notes and accrued approximately $390 of liquidated damages as described below. OnePoint is not required to make

                                VIC-RMTS-DC, LLC
                    Notes to Financial Statements (Continued)

9. Guarantor of the Debt of Others (continued)

mandatory redemption or sinking fund payments under the Senior Notes. The Senior Notes generally are not redeemable at the option of OnePoint at anytime prior June to 1, 2003. Thereafter, the Senior Notes will be subject to redemption at any time at the option of OnePoint, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus any unpaid interest and liquidated damages, if any.

                                                              Percentage
           June 1, 2003 to May 31, 2004                         107.250%
           June 1, 2004 to May 31, 2005                         104.833%
           June 1, 2005 to May 31, 2006                         102.417%
           June 1, 2006 and thereafter                          100.000%

In addition, OnePoint may redeem up to 35% of the aggregate principal amount of issued Senior Notes at a redemption price of 114.5% of the principal amount, plus unpaid interest and liquidated damages, if any, with the net cash proceeds of one or more public or private offerings of common stock generating net cash proceeds to OnePoint of at least $20,000 provided at least 65% of the aggregate principal amount of Senior Notes issued remain outstanding immediately after such redemption.

In the event of a change in control, as defined in the Indenture, OnePoint will be required to make an offer to each holder of Senior Notes to repurchase all or any part of the Senior Notes at 101% of the aggregate principal amount, plus unpaid interest and liquidated damages, if any.

Amounts outstanding under the Senior Notes at December 31, 1999 and 1998 were $82,750 and $134,000, less a discount of $2,204 and $3,997 relating to the value assigned to the Warrants. Interest accrued under the Senior Notes at December 31, 1999 and 1998 were $1,019 and $1,678, respectively.

In connection with the Unit Offering, OnePoint and the Company are required to comply with specified covenants described in the Indenture. These covenants include limitations on sales of subsidiaries and certain assets, mergers, and other activities.

In connection with the May 1998 Unit Offering, OnePoint entered into a Registration Rights Agreement (the Registration Rights Agreement) pursuant to which it agreed to file and use its best efforts to cause to become effective the registration statement relating to an offer to exchange the Senior Notes for substantially identical notes which are not subject to restrictions on transfer that are applicable to the Senior Notes. OnePoint filed the registration statement on September 18, 1998, as required under the Registration

Rights Agreement. The Registration Rights Agreement provides, however, that if the registration statement has not been declared effective by the Securities and Exchange Commission on or before November 17, 1998, then liquidated damages will accrue with respect to the Senior Notes. Such liquidated damages accrue at a rate of $0.05 per week per $1,000 principal amount of Senior Notes for the first ninety days beyond November 17, 1998, and thereafter increase by $0.05 per week per $1,000 outstanding principal amount of the Senior Notes each ninety-day period, up to a maximum of $0.50 per week per $1,000 principal amount of Senior Notes. Liquidated damages cease to accrue on August 6, 1999 when the registration statement was declared effective. OnePoint paid on December 1, 1999 $390 in total damages.

10. Subsequent events

On February 2, 2000 SBC Comventures, Inc. invested $5.0 million to obtain an additional 12% direct ownership of the Company.

                         Report of Independent Auditors

UnitHolders
OnePoint Services, LLC


We have audited the accompanying balance sheet of OnePoint Services, LLC, (the "Company"), a majority-owned subsidiary of OnePoint Communications Corp., as of December 31, 1999, and the related statement of operations, unitholders' equity and cash flows for the period from November 30, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OnePoint Services, LLC at December 31, 1999 and the results of its operations and its cash flows for the period from November 30, 1999 (inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.




February 29, 2000                                  /s/ Ernst & Young LLP
McLean, Virginia

                             OnePoint Services, LLC
                             Statement of Operations
                  (dollars in thousands, except per unit data)

                                                                                  Period from November 30,
                                                                                     1999 (inception) to
                                                                                      December 31, 1999
Revenue                                                                           $          416
Cost of revenue                                                                              401
                                                                                  --------------------------
                                                                                              15
Expenses:
   Selling, general and administrative                                                       211
   Depreciation and amortization                                                              31
                                                                                  --------------------------
                                                                                            (227)
Other Income:
   Interest Income                                                                             8

                                                                                  ==========================
Net loss                                                                          $         (219)

Basic and diluted loss per unit                                                   $        (0.03)
                                                                                  ==========================
Units used in the computation of basic and diluted loss per unit                       7,074,300
                                                                                  ==========================

See accompanying notes.

                             OnePoint Services, LLC

                                 Balance Sheet
                (dollars in thousands, except for per unit data)

                                                                                               December 31,
                                                                                                   1999
                                                                                         --------------------------

  Assets
  Current assets:
     Cash and cash equivalents                                                             $          1,549
     Trade receivables, net                                                                              73
     Inventory                                                                                           70
     Prepaid expenses                                                                                     1
                                                                                         --------------------------
  Total current assets                                                                                1,693

  Property and equipment, net                                                                           415
  Intangible assets, net                                                                              2,774
  Other assets                                                                                           82
                                                                                         --------------------------
  Total assets                                                                             $          4,964
                                                                                         ==========================

  Liabilities and unitholders' equity Current liabilities:
     Accounts payable and accrued expenses                                                 $            478
     Other current liabilities                                                                        1,471
                                                                                         --------------------------
  Total current liabilities                                                                           1,949

  Unitholders' equity:
     Preferred Units par value, units authorized and units issued and outstanding                       923
     Common Units par value, units authorized and units issued and outstanding                        2,706
     Subscriptions receivable                                                                          (395)
     Accumulated Deficit                                                                               (219)
                                                                                         --------------------------
  Total unitholders' equity                                                                           3,015
                                                                                         --------------------------
  Total liabilities and unitholders' equity                                                $          4,933
                                                                                         ==========================

See accompanying notes.

                             OnePoint Services, LLC
                  Statement of Changes in Unitholders' Equity
        For the Period November 30, 1999 (inception) to December 31, 1999
                  (dollars in thousands, except per unit data)

                                             Preferred              Common
                                     --------------------------------------------------------------------------------------------

                                                                                   Subscription   Accumulated Deficit
                                         Units       Amounts   Units     Amounts    Receivable                           Total
                                     --------------------------------------------------------------------------------------------
Balance at November 30, 1999                  -    $     -         -     $     -   $          -       $    -           $      -
   Initial unitholders' contribution  1,629,300        923    5,445,000    2,706           (500)           -              3,129
   Additional contributions                   -          -         -           -            105            -                105
   Net loss                                                        -           -              -         (219)              (219)
                                     --------------------------------------------------------------------------------------------
Balance, December 31, 1999                    -    $   923    5,445,000  $ 2,706   $       (395)      $ (219)          $  3,015
                                     ============================================================================================

See accompanying notes.

                             OnePoint Services, LLC

                             Statement of Cash Flow
                     For the Period from November 30, 1999
                        (inception) to December 31, 1999
                (dollars in thousands, except for per unit data)



  Operating activities
  Net loss                                                                                $       (219)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                                                 31
      Change in allowance for doubtful accounts                                                      1
      Changes in operating assets and liabilities:
        Trade receivables                                                                          (74)
        Inventory                                                                                  (70)
        Prepaid expenses                                                                            (1)
        Other assets                                                                               (82)
        Accounts payable and accrued expenses                                                      478
        Other current liabilities                                                                1,471
                                                                                     ------------------
  Net cash provided by operating activities                                                      1,535

  Investing activities
  Acquisition of property and equipment                                                           (425)
  Acquisition of intangible assets                                                              (2,795)
                                                                                     ------------------
  Net cash used in investing activities                                                         (3,220)

  Financing activities
  Issuance of preferred and common membership units                                              3,629
  Subscriptions receivable                                                                        (395)
                                                                                     ------------------
  Net cash provided by financing activities                                                      3,234

  Net increase in cash                                                                           1,549
  Cash at the beginning of period
                                                                                                     -
                                                                                     ------------------
  Cash at the end of period                                                            $         1,549
                                                                                     ==================

See accompanying notes.

                             OnePoint Services, LLC

                         Notes to Financial Statements

                   Period from November 30, 1999 (inception)
                              to December 31, 1999
                (Dollars in thousands except for per unit data)

1.  Organization

OnePoint Services, LLC (the "Company") was formed to provide services in the prepaid retail telecommunications market, which includes prepaid telephone cards, prepaid residential and prepaid cellular services in the Phoenix, Arizona metropolitan area. The Company was formed on November 30, 1999 as a limited liability company, with an initial capitalization from OnePoint Communications, Corp. ("OPC") and a minority ownership interest held by the Company's management. On the same date, the Company entered into a Securities Purchase Agreement with RCP Communicatios, Inc. ("RCP"), pursuant to which, the Company acquired all of the outstanding shares of RCP's stock.

2.  Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over their estimated useful lives, ranging from three to five years.

                                OPC Services. LLC
                    Notes to Financial Statements (Continued)


2.  Significant Accounting Policies (continued)

Intangible Assets

Intangible assets consist of goodwill representing the excess of cost over net assets acquired from the purchase of certain assets and liabilities from RCP. Goodwill is amortized using the straight line method over a 10 year period.

Revenue Recognition

Prepaid phone card revenues are recognized upon delivery of the cards to OPS's customer as the Company has no ongoing performance obligation after transfer of title upon delivery.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities to approximate the fair value of the respective assets and liabilities at December 31, 1999.

Marketing Costs

Marketing costs are expensed as incurred. During the period from November 23, 1999 to December 31, 1999, marketing costs were approximately $50.

Income Taxes

The Company is treated as a partnership for income tax purposes. Accordingly, no provision for income taxes has been included in these financial statements, as taxable income or loss passes through to, and is reported by, the unitholders individually. The income or losses reported by RCP will be reported separately for income tax purposes. RCP accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. RCP has incurred losses for both financial and tax reporting. Accordingly, no provision or benefit for income tax has been recorded in the accompanying consolidated financial statements.

Comprehensive Income

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting of comprehensive income and its components in financial statements. The Company adopted Statement No. 130 for the year ended December 31, 1999; however, the Company did not have any items of comprehensive income. Accordingly, the adoption of this Statement did not have an impact on the Company's financial position or results from operations.

                                OPC Services. LLC
                    Notes to Financial Statements (Continued)

2.  Significant Accounting Policies (continued)

Recently Issued Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments shall be measured at fair value. Statement No. 133 also prescribes the accounting treatment for changes in the fair value of derivatives, which depends on the intended use of the derivative and the resulting designation. Designations include hedges of the exposure to changes in the fair value of a recognized asset or liability, hedges of the exposure to variable cash flows of a forecasted transaction, hedges of the exposure to foreign currency translations, and derivatives not designated as hedging instruments. Statement No. 133 is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt Statement No. 133 in the first quarter of the fiscal year ending December 31, 2000; however, no disclosures are expected to be required. The Company does not believe the adoption of this Statement will have a material impact on its financial position or results from operations.

3. Acquisition

On November 30, 1999, the Company entered into a definitive stock purchase agreement to acquire all of the shares of the stock of RCP Communications, Inc ("RCP"); an Arizona-based retailer of prepaid telephone cards, for a total consideration of $985 and 1.425 million of restricted common units. Of these amounts $891 and 1.050 million restricted common units are being withheld subject to the revenue and cash flow targets. The Company acquired assets with a fair market value of $0.7 million and assumed liabilities of $2.8 million resulting in goodwill of $2.4 million. Goodwill will increase if the revenue and cash flow targets are met and related contingent consideration is paid by the Company. The RCP acquisition was recorded pursuant to the purchase method of accounting.

Pursuant to the stock purchase agreement, on the first anniversary of the closing date the Company is obligated to pay, provided RCP meets certain performance criteria, the amount of the initial holdback less any existing reserves as stated in the agreement.

The results of operations of this acquisition have been included in the Company's financial statements from the date of acquisition through the end of the period presented. The Company's results for the period ended December 31, 1999 represent the operations

                                OPC Services. LLC
                    Notes to Financial Statements (Continued)

3. Acquisition  (continued)

of the acquired company. The Company amortizes the goodwill acquired over a period of ten years, on a straight-line basis, based on the estimated future economic benefit to the Company related to the assets acquired in connection with these transactions.

4.  Trade Receivables

Trade receivables consists of amounts due from customers. The Company provides an allowance for doubtful accounts for amounts deemed uncollectible as determined by management.

Activity in the allowance for doubtful accounts was as follows:

                                                       December 31
                                                           1999
                                                    -------------------

           Opening balance                          $           -
           Bad debt charge-offs                                 -
           Adjustments to reserves                              1
                                                    -------------------
           Ending balance                           $           1
                                                    ===================

5.  Property and Equipment

Property and equipment consist of the following:

                                                         December 31
                                                             1999
                                                     -------------------
        Furniture and equipment                            $      5
        Computer equipment                                       32
        Switch equipment                                        388
                                                     -------------------
                                                                425
        Less accumulated depreciation                           (10)
                                                     -------------------
                                                           $    415
                                                     ===================

From the period November 30 (inception) to December 31, 1999 the Company recognized depreciation expense of $10.

                                OPC Services. LLC
                    Notes to Financial Statements (Continued)

6. Intangible Assets

Intangible assets consist of the following as of December 31:

                                                          1999
                                                 ---------------------
  Goodwill                                            $    2,533
  Other                                                      262
                                                 ---------------------
                                                           2,795
  Accumulated amortization                                   (21)
                                                 ---------------------
                                                      $    2,774
                                                 =====================

Amortization expense for the period from November 23, 1999 (inception) to December 31, 1999 totaled $21.

7.  Long-Term Debt

The Company is an unconditional guarantor of $175 million of Senior Notes issued by OnePoint as discussed below. The Company is required under OnePoint's Senior Notes to comply with specified debt covenants, including limitations on sales of certain assets, mergers, distributions, and other activities.

During May 1998, OnePoint offered units each consisting of $1,000 principal amount of 14 1/2% Senior Notes due 2008 (the Senior Notes) and Warrants to purchase 111,125 shares of OnePoint's common stock (the Warrants) for gross proceeds of $175,000 (collectively, the Unit Offering). Each of the 175,000 Warrants entitles the holders to purchase 0.635 shares of common stock of OnePoint at an exercise price of $0.01 per share. Unless exercised, the Warrants expire on June 1, 2008.

In connection with the Unit Offering, OnePoint purchased $80,500 of government securities (the Pledged Securities) to fund the first seven scheduled interest payments on the Senior Notes. These Pledged Securities are pledged to a trustee for the benefit of the holders of the Senior Notes, and secure a portion of OnePoint's obligations under the indenture with respect to the Unit Offering (the Indenture). Pursuant to the restricted securities agreement entered into in connection with the Unit Offering, the trustee is allowed to release Pledged Securities in excess of the amount required to fund the first seven scheduled interest payments on the Senior Notes, upon request by OnePoint.

As of November 6, 1998, the date on which the Senior Notes and the Warrants became separable; OnePoint recognized a discount of $5,300 on the book value of the Senior

                                OPC Services. LLC
                    Notes to Financial Statements (Continued)

7.  Long-Term Debt (continued)

Notes relating to the Warrants and will amortize this amount over the life of the Senior Notes.

OnePoint completed open market purchases of Senior Notes having an aggregate principal amount of $92,250 between November 9, 1998 and June 9, 1999, at various prices for an aggregate total cost of approximately $47,947, including accrued interest and transaction fees. Pursuant to the restricted securities agreement entered into in connection with the Unit Offering, the trustee of the Pledged Securities had released approximately $38,200, upon request by OnePoint.

The Senior Notes bear interest annually at 14 1/2% from the date of issuance. Interest payments are due on June 1 and December 1 of each year, commencing on December 1, 1998. During the years ended December 1999 and 1998, OnePoint paid $13,256 and $10,656, respectively, of interest related to the Senior Notes and accrued approximately $390 of liquidated damages as described below. OnePoint is not required to make mandatory redemption or sinking fund payments under the Senior Notes. The Senior Notes generally are not redeemable at the option of OnePoint at anytime prior June to 1, 2003. Thereafter, the Senior Notes will be subject to redemption at any time at the option of OnePoint, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus any unpaid interest and liquidated damages, if any.

                                                              Percentage
           June 1, 2003 to May 31, 2004                         107.250%
           June 1, 2004 to May 31, 2005                         104.833%
           June 1, 2005 to May 31, 2006                         102.417%
           June 1, 2006 and thereafter                          100.000%

In addition, OnePoint may redeem up to 35% of the aggregate principal amount of issued Senior Notes at a redemption price of 114.5% of the principal amount, plus unpaid interest and liquidated damages, if any, with the net cash proceeds of one or more public or private offerings of common stock generating net cash proceeds to OnePoint of at least $20,000 provided at least 65% of the aggregate principal amount of Senior Notes issued remain outstanding immediately after such redemption.

In the event of a change in control, as defined in the Indenture, OnePoint will be required to make an offer to each holder of Senior Notes to repurchase all or any part of the Senior Notes at 101% of the aggregate principal amount, plus unpaid interest and liquidated damages, if any.

                                OPC Services. LLC
                    Notes to Financial Statements (Continued)

7. Long-Term Debt (continued)

Amounts outstanding under the Senior Notes at December 31, 1999 and 1998 were $82,750 and $134,000, less a discount of $2,204 and $3,997 relating to the value assigned to the Warrants. Interest accrued under the Senior Notes at December 31, 1999 and 1998 were $1,019 and $1,678, respectively.

In connection with the Unit Offering, OnePoint and the Company are required to comply with specified covenants described in the Indenture. These covenants include limitations on sales of subsidiaries and certain assets, mergers, and other activities.

In connection with the May 1998 Unit Offering, OnePoint entered into a Registration Rights Agreement (the Registration Rights Agreement) pursuant to which it agreed to file and use its best efforts to cause to become effective the registration statement relating to an offer to exchange the Senior Notes for substantially identical notes which are not subject to restrictions on transfer that are applicable to the Senior Notes. OnePoint filed the registration statement on September 18, 1998, as required under the Registration Rights Agreement. The Registration Rights Agreement provides, however, that if the registration statement has not been declared effective by the Securities and Exchange Commission on or before November 17, 1998, then liquidated damages will accrue with respect to the Senior Notes. Such liquidated damages accrue at a rate of $0.05 per week per $1,000 principal amount of Senior Notes for the first ninety days beyond November 17, 1998, and thereafter increase by $0.05 per week per $1,000 outstanding principal amount of the Senior Notes each ninety-day period, up to a maximum of $0.50 per week per $1,000 principal amount of Senior Notes. Liquidated damages cease to accrue on August 6, 1999 when the registration statement was declared effective. OnePoint paid on December 1, 1999 $390 in total damages.

8.  Unitholder's Equity

The Company has authorized 8,420,000 units, divided into Preferred and Common membership units. OPC acquired 1,629,300 of the Preferred Units and 4,370,000 Common Units for an aggregate capital contribution of $3,400 of which $2,900 was paid in cash and $500 to be paid upon notification, net of any expenses paid on behalf of the Company by OPC.

At any time the Preferred Units may be converted into a number of Common Units. The initial conversion ratio is 1:1.

As part of the purchase price for the RCP acquisition, an aggregate of 1,435,000 common membership units, 375,000 common membership units are subject to a two year

                                OPC Services. LLC
                    Notes to Financial Statements (Continued)

8.  Unitholder's Equity (continued)

restriction on transferability, are non-voting for such period, and certain other restrictions and will receive the remaining 1,050,000 common membership units provided that the Company meets certain performance criteria. The common membership units subject to performance criteria are deemed to be contingent consideration and will be recognized as such, along with increases to recognized goodwill, upon the achievement of the performance criteria.

Certain executives of the Company received 150,000 common membership units subject to forfeiture and certain other restrictions for a two year period in exchange for a capital contribution of $0.005 per common membership unit. The Company has determined the aggregate compensation expense related to this below market grant of restricted common membership units was approximately $85 and has recognized approximately $5 of expense and contributed capital in 1999 and will recognize the remaining amounts in 2000 and 2001 as the restrictions lapse. In addition, such executives received an additional 555,000 common membership units subject to forfeiture in the event certain performance criteria are not met within specified time periods in exchange for $0.005 per common membership unit. As the ultimate number of common membership units that will be released from the restrictions is not determinable as of December 31, 1999, the Company will measure the fair value of such common membership units upon achievement of the performance criteria and recognize the compensation expense and related capital contributions, if any, at that time.

An additional 290,000 in Uncommitted Common Units shall be reserved by the Company and may be issued to members or additional members pursuant to the limited liability company agreement.

9.          Stock Appreciation Rights

The Company's founders and certain employees are eligible to participate in the OPC Stock Appreciation Rights Plan (the "SAR Plan") under certain circumstances. As of December 31, 1999, no OPC SARs have been granted to the Company's employees or founders.

                                OPC Services. LLC
                    Notes to Financial Statements (Continued)

10.  Leases

The Company currently leases office space and equipment under noncancelable operating leases. The future minimum lease payments under noncancelable operating leases at December 31, 1999, were as follows:

          2000                              $      62
          2001                                     15
                                           -------------
          Total                             $      77
                                           =============

Most leases provide for the pass-through of increases in operating expenses and real estate taxes. Rent expense for the period from November 23, 1999 (inception) to December 31, 1999 was approximately $6.

11.  Related Party Transactions

As of December 31, 1999, the Company had receivable balances from OPC primarily resulting from OPC's initial capitalization subscription receivable of $500 less $105 payments made by OPC on the Company's behalf. Such amount has been reflected as a reduction of unitholders' equity as of December 31, 1999.

12. Income Taxes

As of December 31, 1999, RCP had net tax operating loss carryforwards of approximately $572 which will expire in 2019. Net operating loss carryforwards may be used to offset future taxable income generated by RCP and are not available to offset future taxable income generated by other members of the consolidated group due to limitation under Internal Revenue Code Section 382.

RCP had net deferred tax assets of approximately $0.9 million at December 31, 1999. The components of the net deferred tax assets consist primarily of net operating loss carryforwards and current nondeductible reserves. The benefit of deferred tax assets are recorded to the extent that management believes the realization of such deferred tax assets to be "more likely than not". As of December 31, 1999, RCP has incurred losses and management does not believe taxable income will be achieved in the near future. Accordingly, management has fully reserved the net deferred tax assets due to the uncertainty of the ultimate realization of any benefit from such assets.

The effective income tax rate differs from the statutory federal income tax rate due principally to the following:

                                                   December 31
                                                      1999
                                                  -------------
     Federal tax rate (benefit)                      (34.0)%
     State tax, net of federal tax                    (6.6)
     Valuation allowance                              40.3
     Nondeductible expenses                            0.3
                                                  -------------
     Effective rate                                    0.0%
                                                  =============

The net deferred tax liabilities in the accompanying balance sheets include the following components:

                                                           December 31
                                                              1999
                                                          -------------
     Deferred tax asset and other temporary differences
      deductible in the future                              $ 650,436
     Deferred tax asset for net operating loss                232,104
     Valuation allowance                                     (882,540)
                                                          -------------
     Net deferred tax liability                             $       -
                                                          =============