Form 10-Q
period 2000-03-31
ONEPOINT COMMUNICATIONS CORP /DE
filed 2000-05-15
CIK 1070703

                      Securities and Exchange Commission
                             Washington, DC 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended March 31, 2000

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

Yes     X                 No ____
    ---------


     As of May 15, 2000, the Company had 1,019,570 shares of Common Stock outstanding.

                         ONEPOINT COMMUNICATIONS CORP.

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements
        ONEPOINT COMMUNICATIONS CORP.

        . Consolidated Statements of Operations (Unaudited) for the three months
             ended March 31, 2000 and 1999                                            3
        . Consolidated Balance Sheet as of March 31, 2000 (Unaudited) and
             December 31, 1999                                                        4
        . Consolidated Statements of Cash Flows (Unaudited) for the three months
             ended March 31, 2000 and 1999                                            5
        . Notes to Consolidated Financial Statements (Unaudited)                      6

        VIC-RMTS-DC, LLC

        . Statements of Operations (Unaudited) for the three months ended
             March 31, 2000 and 1999                                                 11
        . Balance Sheet as of March 31, 2000 (Unaudited) and
             December 31, 1999                                                       12
        . Statements of Cash Flows (Unaudited) for the three months ended
             March 31, 2000 and 1999                                                 13
        . Notes to Financial Statements (Unaudited)                                  14

        ONEPOINT SERVICES, LLC

        . Consolidated Statements of Operations (Unaudited) for the three
             months ended March 31, 2000                                             16
        . Consolidated Balance Sheet as of March 31, 2000 (Unaudited)
             December 31, 1999                                                       17
        . Consolidated Statements of Cash Flows (Unaudited) for the three
             months ended March 31, 2000                                             18
        . Notes to Consolidated Financial Statements (Unaudited)                     19


Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operation

        ONEPOINT COMMUNICATIONS CORP.                                                20

        VIC-RMTS-DC, LLC                                                             24

        ONEPOINT SERVICES, LLC                                                       26

Item 3. Quantitative and Qualitative Disclosures about Market Risk                   28

PART II.  OTHER INFORMATION:
----------------------------
Item 1.  Legal Proceedings                                      29

Item 2.  Changes in Securities and Use of Proceeds              29

Item 3.  Defaults upon Senior Securities                        29

Item 4.  Submission of Matters to a Vote of Security Holders    29

Item 5.  Other Information                                      29

Item 6.  Exhibits and Reports on Form 8-K                       29

Signatures                                                      30

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         OnePoint Communications Corp.
                     Consolidated Statements of Operations
                 (Dollars in thousands, except per share data)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                          2000                 1999
                                                             ----------------------------------------------
Revenue                                                               $    9,683                 $    4,419
Cost of revenue                                                            9,528                      4,177
                                                             ----------------------------------------------
                                                                             155                        242

Expenses:
 Selling, general and administrative                                      15,174                     10,118
 Depreciation and amortization                                               958                        655
                                                             ----------------------------------------------
Loss from operations                                                     (15,977)                   (10,531)

Other income (expense)
 Interest income                                                             583                        939
 Interest expense                                                         (4,094)                    (4,174)
 Other                                                                         -                       (466)
                                                             ----------------------------------------------
                                                                         (19,488)                   (14,232)
                                                             ----------------------------------------------


Equity in income and (losses) of unconsolidated subsidiaries              20,115                       (870)
                                                             ----------------------------------------------
Income/(loss) before extraordinary item                                      627                    (15,102)
Extraordinary gain on bond repurchases                                         -                     12,427
                                                             ----------------------------------------------
Net income/(loss)                                                     $      627                 $   (2,675)
                                                             ==============================================

Earnings (loss)per share - Basic:
 Income/(loss) before extraordinary item                              $     0.63                 $   (15.10)
 Extraordinary item                                                            -                      12.42
                                                             ----------------------------------------------
 Net income/(loss)                                                    $     0.63                 $    (2.68)
                                                             ==============================================
Earnings (loss) per share -  assuming dilution:
 Income/(loss) before extraordinary item                              $     0.56                 $   (15.10)
 Extraordinary item                                                            -                      12.42
                                                             ----------------------------------------------
 Net income/(loss)                                                    $     0.56                 $    (2.68)
                                                             ==============================================

Shares used in computing loss per share:
     Weighted average common shares - basic                            1,000,000                  1,000,000
                                                             ==============================================
     Weighted average common shares - assuming full dilution
                                                                       1,127,417                  1,000,000
                                                             ==============================================

See accompanying notes.

                         OnePoint Communications Corp.

                          Consolidated Balance Sheets
                 (Dollars in thousands, except per share data)

                                                                                    March 31,               December 31,
                                                                                      2000                   1999 (*)
                                                                              -------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                                           $  2,670                  $  6,608
 Restricted cash                                                                          135                       134
 Investment in marketable securities, current                                          14,437                     4,230
 Accounts receivable, net                                                               4,595                     2,722
 Affiliate receivable                                                                     781                       266
 Prepaid expenses                                                                       2,366                     3,358
                                                                              -----------------------------------------
Total current assets                                                                   24,984                    17,318
                                                                              -----------------------------------------

Investment in marketable securities, non-current ($23,561 and $23,390,
 restricted at March 31, 2000 and December 31, 1999, respectively)                     27,058                    24,570
Investments in unconsolidated subsidiaries                                                999                     2,240
Property and equipment, net                                                            23,081                    20,378
Intangible assets, net                                                                  8,541                    10,909
Other assets                                                                            6,402                     5,993
                                                                              -----------------------------------------
Total assets                                                                         $ 91,065                  $ 81,408
                                                                              =========================================
Liabilities, Redeemable Preferred Stock and Stockholder's (Deficit)
Current liabilities:
 Accounts payable and accrued expense                                                $ 18,213                  $ 17,232
 Affiliate payable                                                                      4,544                     3,778
 Accrued interest payable                                                               4,900                     1,152
 Current portion of long term debt                                                      1,538                       980
                                                                              -----------------------------------------
Total current liabilities                                                              29,195                    23,142

Deferred Obligations                                                                      172                       864
Deferred gain on sale of equity interest in consolidated subsidiary                    12,932                     9,188
Minority interest in consolidated subsidiaries                                          2,293                     1,041
Long term debt                                                                        101,109                   102,437
Redeemable preferred stock, $1.00 par value, 35,000 shares authorized, 35,000
 shares issued and outstanding at redemption value                                     35,000                    35,000

Stockholder's deficit:
 Common stock, $0.01 par value, 2,000,000 shares authorized, 1,000,000 shares              10                        10
  issued and outstanding at March 31, 1999 and December 31, 1998
 Additional capital                                                                     6,870                     6,870
 Note receivable - stockholder                                                         (1,500)                   (1,500)
 Accumulated deficit                                                                  (95,051)                  (95,679)
 Other comprehensive income (loss)                                                         35                        35
                                                                              -----------------------------------------
Total stockholder's (deficit)                                                         (89,111)                  (90,264)
                                                                              -----------------------------------------
Total liabilities, redeemable preferred stock and stockholder's (deficit)            $ 91,065                  $ 81,408
                                                                              =========================================

(*) The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                         OnePoint Communications Corp.

                     Consolidated Statements of Cash Flow
                            (Dollars in thousands)

                                                                                                Three Months Ended March 31,
                                                                                                   2000              1999
                                                                                              ----------------------------------
Operating activities
Net loss                                                                                         $    627               $ (2,675)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                     958                    655
     Amortization of premium (discount) of securities acquired included in interest income           (312)                  (523)
     Amortization of debt discount issuance cost and warrants included in interest expense            310                    177
     Amortization of developer payments included in reselling costs                                   139                    472
Losses in equity of interest of unconsolidated investments                                            792                    870
Extraordinary gain on bond repurchases                                                                  -                (12,427)
Deferred gain on sale of investments                                                                3,744                      -
Unrealized loss on investments in marketable securities                                                 -                    459
Change in allowance for doubtful accounts                                                              16                     64
Changes in operating assets and liabilities:
    Accounts receivable                                                                            (1,887)                  (521)
    Prepaid expenses                                                                                  444                 (1,056)
    Other assets                                                                                       34                     --
    Affiliates payable                                                                                766                    (20)
    Affiliates receivable                                                                            (515)                   494
    Accounts payable and accrued expenses                                                             981                   (789)
    Accrued interest                                                                                3,748                  3,181
                                                                                              ----------------------------------
    Net cash provided by (used in) operating activities                                             9,132                (11,639)

Investing activities
Restricted cash, net                                                                                    -                  5,070
Acquisition of intangible assets                                                                        3                     --
Purchase of equity instruments                                                                      1,348                     --
Change in minority interest                                                                         1,256                     --
Proceeds from sale of marketable securities                                                        21,596                 33,801
Purchase of marketable securities                                                                 (31,994)                (6,223)
Acquisition of property and equipment                                                              (3,542)                (2,619)
                                                                                              ----------------------------------
Net cash provided by (used in) investing activities                                               (11,333)                30,029

Financing activities
Proceeds from issuance of long-term debt                                                             (900)                    --
Repayment of long-term debt                                                                          (838)               (18,107)
                                                                                              ----------------------------------
Net cash (used in) provided by financing activities                                                (1,737)               (18,107)
                                                                                              ----------------------------------
Net increase (decrease) in cash                                                                    (3,938)                   283
Cash at the beginning of period                                                                     6,608                  5,730
                                                                                              ----------------------------------
Cash at the end of period                                                                        $  2,670               $  6,013
                                                                                              ==================================

See accompanying notes.

                         OnePoint Communications Corp.
                  Notes to Consolidated Financial Statements


Note 1 - Organization and Basis of Presentation

     OnePoint Communications Corp. (the "Company") was incorporated to provide bundled communications services including local and long distance telephony, video programming and internet access to residents of multiple dwelling units ("MDUs"). The Company consists of OnePoint Communications Corp., the parent company, and its wholly-owned subsidiaries, OnePoint Communications-Colorado, LLC, OnePoint Communications-Illinois, LLC, OnePoint Communications Holdings, LLC ("OPC Holdings") and its majority-owned subsidiary OnePoint Services, LLC ("OPS") in which the Company maintains a 71.0% interest and is consolidated in the accompanying financials statements. In addition, through OPC Holdings, the Company maintains (i) a 63.97% interest in VIC-RMTS-DC, LLC, which has been consolidated in the accompanying financial statements; (ii) a 41.38% interest in Mid-Atlantic Telcom Plus, LLC, a subsidiary accounted for under the equity method; and (iii) a 1.0% interest in ComPlus, LP, a subsidiary accounted for under the equity method.

     The accompanying unaudited consolidated financial statements include the accounts of OnePoint Communications Corp., its wholly-owned subsidiaries, and its majority-owned subsidiaries (OnePoint Services, LLC, and VIC-RMTS-DC, LLC). All inter-company transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The consolidated results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 included in the Annual Report on Form 10-K of OnePoint Communications Corp. (File No. 333-63787), as filed with the Securities and Exchange Commission.

Note 2 - Summarized Income Statement Information of Affiliates

     The Company has an investment of 1.0%, which was obtained during the first quarter of 2000, in one company and accounts for this investment using the equity method. The combined results of operations and financial position of the Company's equity-basis affiliate is summarized below (in thousands):


                                             Three Months Ended
                                               March 31, 2000
                                            --------------------
     Condensed Operating Information
          Net sales                               $ 9,071
          Loss from operations                     (1,942)
                                                  -------
          Net income/(loss)                       $(2,075)
                                                  =======

     The Company has an investment of 41.0% in a second company and accounts for this investment using the equity method. The combined results of operations and financial position of the Company's equity-basis affiliate is summarized below (in thousands):

                         OnePoint Communications Corp.
                  Notes to Consolidated Financial Statements


Note 2 - Summarized Income Statement Information of Affiliates (continued)

                                                    Three Months Ended
                                                         March 31,
                                                  ----------------------
                                                    2000          1999
                                                  ----------------------
     Condensed Operating Information
        Net sales                                 $ 3,590       $  4,776
        Income/(loss) from operations              (1,601)         1,322
        Gain on sale of assets                     83,310             --
                                                  ----------------------
        Net income/(loss)                         $78,706       $ (1,930)
                                                  ======================

Note 3 - Unit Offering

     In May 1998, the Company offered 175,000 units each consisting of a $1,000 principal amount of 14.5% Senior Notes due 2008 (the "Senior Notes") and a warrant to purchase 0.635 shares of the common stock of the Company (a "Warrant") for gross proceeds of $175.0 million (collectively, the "Unit Offering"). The Company used approximately $80.5 million of the net proceeds from the Unit Offering to purchase securities pledged with a trustee to fund future interest payments on the Senior Notes (the "Pledged Securities"). The Company also used a portion of the proceeds to pay down the borrowings under a term note from Northern Trust Bank (the "Credit Facility") which the Company has borrowed again since that time. The Company completed open market purchases of Senior Notes having an aggregate principal amount of $92.3 million between November 9, 1998 and June 30, 1999 at various prices for an aggregate total cost of approximately $47.9 million, including accrued interest and transaction fees. The Company recognized an extraordinary gain on the early extinguishment of this debt of $19.8 million in the fourth quarter of 1998 and recognized an extraordinary gain of approximately $12.4 million and $8.0 million in the first and second quarters of 1999, respectively. Pursuant to the restricted securities agreement entered into in connection with the issuance of the Senior Notes, the trustee of the Pledged Securities released approximately $26.7 million of such securities on February 24, 1999 and $11.5 million on July 8, 1999 upon request by the Company. Based on market conditions, the Company will continue to evaluate the repurchase of Senior Notes and may continue to utilize existing cash to fund additional purchases. The balance of the net proceeds have been invested in network infrastructure, to support voice and data services, investment in the Company's subsidiaries and to fund working capital for general corporate purposes, including operating losses.

Note 4 - Changes in Non-owner Equity

     Beginning in the first quarter of 1998, compliance with SFAS No. 130, "Reporting Comprehensive Income" was required. In accordance with the requirements of this standard, the components of changes in non-owner equity, net of related tax for the three months ended March 31, 2000 and 1999 are as follows (in thousands):

                                                   Three Months Ended
                                                        March 31,
                                               2000                 1999
                                           ------------------------------
     Net Income/(loss)                       $ 1,153             $ (2,675)
     Unrealized gain on securities                 -                   20
                                           ------------------------------
     Changes in non-owner equity             $ 1,153             $ (2,655)
                                           ==============================

Note 5 - Loss Per Share

     The Company's basic loss per share calculations is based upon the weighted average shares of preferred and common stock outstanding. The dilutive effect of the vested stock appreciation rights and warrants outstanding are included for purposes of calculating diluted earnings per share, except for periods when the Company reported a net loss, in which case the inclusion of stock appreciation rights and warrants outstanding would be anti-dilutive. For the three months ended March 31, 2000, the Company's earnings per share, assuming dilution, includes the dilutive effect of the assumed exercise of 111,125 warrants issued in connection with the Senior Notes and the vested portion of the Stock Appreciation Rights program equal to 16,292 shares as if such

                         OnePoint Communications Corp.
                  Notes to Consolidated Financial Statements


Note 5 - Loss Per Share (continued)

warrants and rights were exercised as of the beginning of the period. There were no adjustments to net income available to common shareholders for basic or fully diluted earnings per share for the three months ended March 31, 2000.

Note 6 - Other Information

     The Company made cash payments of $0.1 million and $0.8 million for interest and $0.0 million for income taxes during the three months ended March 31, 2000 and 1999, respectively.

     The Company is, from time to time, party to litigation arising in the ordinary course of its business. The Company believes that such litigation will not have a material impact on the Company's financial position or results of operations.

Note 7 - Segment Information

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

     The Company evaluates performance and allocates resources based on operating income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company and its subsidiaries carry their investments in affiliates on the equity method of accounting. Accordingly, certain segments have recognized equity in the earnings of other segments and their proportionate share of the assets and liabilities of investments in affiliates. All inter-segment investment amounts have been excluded in the reported financial information for the business segments. The Company's segments do not provide services to each other; therefore, there were no inter-segment sales or related cost of sales during the periods presented.

     All investments in affiliates accounted for under the equity method are in the Mid-Atlantic Region segment, except for the Company's investment in ComPlus, LP which is included in the Other segment. Equity in the net income/(losses) of investees accounted for by the equity method totaled $20.1 million and $(0.8) million for the Mid-Atlantic segment and $0.02 million and $0.0 million for the Other segment for the three months ended March 31, 2000 and 1999, respectively. The Mid-Atlantic region's investment in affiliates accounted for under the equity method totaled $0.0 million and $2.2 million as of March 31, 2000 and December 31, 1999, respectively. The Other region's investment in affiliates accounted for under the equity method totaled $1.0 million and $0.0 million as of March 31, 2000 and December 31, 1999, respectively.

     The following table provides certain financial information for each business segment (in thousands):

                                                     March  31,
                                               2000              1999
                                             --------------------------
     Revenues:
       Central Region                        $   1,914         $  1,446
       Mid-Atlantic Region                       1,777              902
       Southeast Region                          2,406            1,266
       Western Region                            3,586              796
       Other                                         -                9
                                             --------------------------
                                             $   9,683         $  4,419
                                             ==========================

                         OnePoint Communications Corp.
                  Notes to Consolidated Financial Statements


Note 7 - Segment Information (continued)

     Loss from operations:
       Central Region                           $  (2,923)        $ (2,878)
       Mid-Atlantic Region                         (3,206)          (3,102)
       Southeast Region                            (3,639)          (2,006)
       Western Region                              (4,603)          (1,875)
       Other                                         (957)            (670)
                                                --------------------------
                                                $ (15,977)        $(10,531)
                                                ==========================
     Identifiable assets:
       Central Region                           $  20,475         $ 17,087
       Mid-Atlantic Region                          5,334            4,924
       Southeast Region                             3,846            2,767
       Western Region                              10,405            1,382
       Other                                       51,005           90,894
                                                --------------------------
                                                $  91,065         $117,054
                                                ==========================

     The following table provides gross revenues on a service line basis (in thousands):

                            March 31,
                      2000            1999
                    -------------------------
     Revenues:
        Voice         $8,416          $3,259
        Video          1,236           1,125
        Data              31              35
                    -------------------------
                      $9,683          $4,419
                    -------------------------

Note 8 - Related Party Transactions

     At March 31, 2000 and December 31, 1999, the Company had accrued $0.0 million and $0.03 million in accounts payable related to reimbursement for seconded employees provided by SBC Communications, Inc. ("SBC"). SBC has guaranteed certain leases, debt and other obligations of the Company.

     The Company entered into a professional services agreement with The VenCom Group, Inc., ("VenCom") in April 1998, pursuant to which VenCom provides financial and management consulting services and manages the Company's relationships with Ventures in Communications II, LLC ("VIC2") and SBC. The Company accrued consulting fees of $0.3 million during the three month period ended March 31, 2000. Approximately $3.8 million and $3.4 million remained unpaid as of March 31, 2000 and December 31, 1999 respectively. Amortization of debt issuance costs have been recognized as components of interest expense.

Note 9 - Deferred Gain on Sale of Equity Interest in Consolidated Subsidiary

     In December 1999 and February 2000, SBC Comventures, Inc., a wholly-owned subsidiary of SBC, invested $10.0 million and $5.0 million, respectively, to obtain a 24.0% and 12.0% direct ownership interest, respectively, in a majority-owned subsidiary of the Company, VIC-RMTS-DC, LLC. These transactions resulted in an aggregate deferred gain of approximately $12.9 million. This agreement provided the Company the right to repurchase the interest in VIC-RMTS-DC, LLC for the original sales price plus 15% per annum. In addition, SBC Comventures, Inc. has the right to put the VIC-RMTS-DC, LLC interests to the Company's Chairman, personally, under the same terms as the Company's call repurchase rights.

                         OnePoint Communications Corp.
                  Notes to Consolidated Financial Statements


Note 9 - Deferred Gain on Sale of Equity Interest in Consolidated Subsidiary (continued)

     In April 2000, the Company exercised its right to repurchase a portion of the common ownership interest in VIC-RMTS-DC, LLC previously sold to SBC Comventures, Inc. in exchange for $10.4 million which represents the original sales price of $10.0 million and accrued interest at 15.0% per annum totaling $0.4 million. After giving effect to this repurchase, SBC Comventures, Inc. holds a 12.0% interest in VIC-RMTS-DC, LLC. The Company retains its call on such units at the original purchase price plus 15.0% per annum and SBC Comventures, Inc. retains its rights to put such interest to the Company's chairman, personally, under the same provisions as the Company's call right. The Company has deferred the recognition of gains generated by the sale of VIC-RMTS-DC, LLC units to SBC Comventures, Inc. due to the uncertainty of the ultimate outcome of these transactions. In addition, the Company has recognized accrued interest on the $15.0 million sales proceeds in the first quarter of 2000 totaling approximately $0.5 million and has reported such amount as a component of interest expense for the period and deferred gain on the sale of equity interest in the consolidated subsidiary.

Note 10 - Leases

     In January 2000 the Company entered into a long-term lease for office space in Lake Forest, IL to serve as the Company's corporate headquarters. The lease terms require monthly payments of approximately $0.06 million in 2000 and escalate at 3.0% per annum to $0.08 million per month in 2010 at the lease expiration date. The lease provides for the pass-through of increases in operating expenses and real estate taxes in years subsequent to 2000 on a pro rata basis. The aggregate future minimum lease payments under this noncancelable operating lease are approximately $8.4 million over the 10 year term.

Note 11 - Management's Plans

     Based on the Company's current liquidity and capital resources, there is doubt about its ability to continue operations and meet its financial obligations through the next twelve months. In the event the Company is unable to obtain sufficient capital through the issuance of additional equity instruments to fund it's current business plan, the Company will seek to maintain liquidity through a combination of asset sales, additional debt financing, and the sale of certain business units as it modifies its business plan. Management remains optimistic that the Company will be able to raise sufficient equity financing and that, if required, the Company's current equity investors will continue to support the short-term financing requirements of the business.

Note 12 - Subsequent Events

     In April 2000, the Company exercised its option to repurchase a portion of the common ownership interest in VIC-RMTS-DC, LLC previously sold to SBC Comventures, Inc. as discussed in Note 9.

     In May 2000, the Company sold 19,570 shares of its common stock, representing a 1.73%, fully diluted, interest in the Company, to an unaffiliated third party. Under the terms of the agreement the third party is entitled to receive up to an additional 2.0% of the Company's common stock as of the agreement date if certain funding is not obtained by the Company.

Item 1.  Financial Statements
-----------------------------

                               VIC-RMTS-DC, LLC
                           Statements of Operations

               (Dollars in thousands, except for per unit data)

                                                                Three Months Ended March 31,
                                                                 2000                1999
                                                             ---------------------------------
Revenue                                                      $      1,777        $        902
Cost of revenue                                                     2,082               1,127
                                                             --------------------------------
                                                                     (305)               (225)

Expenses:
 Selling, general and administrative                                2,901               2,784
 Depreciation and amortization                                        105                  93
                                                             --------------------------------

Net loss                                                     $     (3,311)       $     (3,102)

                                                             ================================
Basic loss per unit                                          $(119,530.70)       $(139,727.73)
                                                             ================================

Units used in the computation of basic loss per unit                 27.7                22.2
                                                             --------------------------------

See accompanying notes.

                               VIC-RMTS-DC, LLC
                                Balance Sheets
                            (Dollars in thousands)

                                                            March 31,      December 31,
                                                              2000           1999(*)
                                                          ------------------------------
Assets
Current assets:
 Accounts receivable, net                                  $  1,054           $    554
 Affiliate receivable                                           271                263
 Prepaid expenses                                               521                730
                                                           ---------------------------
Total current assets                                          1,846              1,547

Property and equipment, net                                   2,343              2,439
Other assets                                                    189                204
                                                           ---------------------------
Total assets                                               $  4,378           $  4,190
                                                           ===========================

Liabilities and Unitholders' Equity
Current liabilities:
 Accounts payable and accrued expenses                     $  1,647           $  1,744
                                                           ---------------------------
Total current liabilities                                     1,647              1,744

Other deferred obligations                                      171                171

Unitholders Equity:
 Contributed capital                                         36,417             32,916
 Accumulated deficit                                        (33,857)           (30,641)
                                                           ---------------------------
Total unitholders' equity                                     2,560              2,274
                                                           ---------------------------
Total liabilities and unitholders' equity                  $  4,378           $  4,190
                                                           ===========================

(*) The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                               VIC-RMTS-DC, LLC


                            Statements of Cash Flow
                 (Dollars in thousands, except per unit data)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                          2000             1999
                                                                       ---------------------------
Operating activities
Net loss                                                               $  (3,311)       $  (3,102)
Adjustments to reconcile net loss to net cash
   used in operating activities
  Depreciation and amortization                                              105               93
  Amortization of developer payments included in reselling cost               15              122
  Change in allowance for doubtful accounts                                    1               14
Changes in operating assets and liabilities:
  Accounts receivable                                                       (500)             (53)
  Affiliates receivable                                                       (9)            (286)
  Prepaid expenses                                                           209             (297)
  Accounts payable, accrued expenses and deferred obligations                (97)             316
                                                                       --------------------------
    Net cash used in operating activities                                 (3,587)          (3,193)

Investing activities
Acquisition of property and equipment                                         (9)            (238)
                                                                       --------------------------
Net cash used in investing activities                                         (9)            (238)

Financing activities
Unitholder contributions                                                   3,596            3,431
                                                                       --------------------------
Net cash provided by financing activities                                  3,596            3,431
                                                                       --------------------------
Net increase (decrease) in cash                                               --               --
Cash at the beginning of period                                               --               --
                                                                       --------------------------
Cash at the end of period                                              $      --        $      --
                                                                       ==========================

See accompanying notes.

                                VIC-RMTS-DC,LLC
                         Notes to Financial Statements


Note 1 - Basis of Presentation

     VIC-RMTS-DC, LLC (the "Company") was incorporated to provide bundled communications services including local and long distance telephony and high speed internet access to residents of multiple dwelling units ("MDUs") in the Mid-Atlantic region of the United States. The Company is a majority-owned subsidiary of OnePoint Communications Corp. (the "Parent Company" or "OnePoint"), through its wholly-owned subsidiary, OnePoint Communications Holdings, LLC ("OPC Holdings").

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated audited financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 included in the Annual Report on Form 10-K of OnePoint Communications Corp. (File No. 333-63787), as filed with the Securities and Exchange Commission.

Note 2 - Guarantor of the Debt of Others

     The Company is an unconditional guarantor of the 14 1/2% Senior Notes due 2008 issued by OnePoint in May 1998. As of March 31, 2000, there was $82.8 million in principal amount of Senior Notes outstanding. The Company is required under Indenture governing OnePoint's Senior Notes to comply with specified debt covenants, including limitations on sales of certain assets, mergers, distributions, and other activities.

     In May 1998, the Company offered 175,000 units each consisting of a $1,000 principal amount of 14 1/2% Senior Notes due 2008 (the "Senior Notes") and a warrant to purchase 0.635 shares of the common stock of the Company (a "Warrant") for gross proceeds of $175.0 million (collectively, the "Unit Offering"). The Company used approximately $80.5 million of the net proceeds from the Unit Offering to purchase securities pledged with a trustee to fund future interest payments on the Senior Notes (the "Pledged Securities"). The Company also used a portion of the proceeds to pay down the borrowings under a term note from Northern Trust Bank (the "Credit Facility") which the Company has borrowed again since that time. The Company completed open market purchases of Senior Notes having an aggregate principal amount of $92.3 million between November 9, 1998 and June 30, 1999 at various prices for an aggregate total cost of approximately $47.9 million, including accrued interest and transaction fees. The Company recognized an extraordinary gain on the early extinguishment of this debt of $19.8 million in the fourth quarter of 1998 and recognized an extraordinary gain of approximately $20.4 million in the first and second quarters of 1999. Pursuant to the restricted securities agreement entered into in connection with the issuance of the Senior Notes, the trustee of the Pledged Securities released approximately $26.7 million of such securities on February 24, 1999 and $11.5 million on July 8, 1999 upon request by the Company. Based on market conditions, the Company will continue to evaluate the repurchase of Senior Notes and may continue to utilize existing cash to fund additional purchases. The balance of the net proceeds have been invested in network infrastructure, to support voice and data services, to invest in the Company's subsidiaries and to fund working capital and for general corporate purposes, including operating losses.

Note 3 - Unitholders' Equity

     During the first quarter of 2000, the Company did not issue capital calls to its members. As of March 31, 2000, the Company had received approximately $36.4 million, all of which was paid by OnePoint Communications Holdings, LLC ("OPC Holdings"), the Company's managing member.

                                VIC-RMTS-DC,LLC
                         Notes to Financial Statements

Note 3 - Unitholders' Equity (continued)

     In December 1999 and February 2000, SBC Comventures, Inc., a wholly-owned subsidiary of SBC, paid $10.0 million and $5.0 million, respectively to OPC Holdings in exchange for a 24.0% and 12.0% direct ownership interest, respectively, in the Company. These transactions have not been recognized in the accompanying financial statements, except for the transfer of relative net equity positions of the parties thereto, as such transactions were among the equity owners of the Company and no proceeds were received by the Company. These transactions resulted in an aggregate deferred gain of approximately $12.9 million on OPC Holdings financial statements. The agreements provided OPC Holdings the right to repurchase the interest in VIC-RMTS-DC, LLC from SBC Comventures, Inc. for the original sales price plus 15.0% per annum. In addition, SBC Comventures, Inc. has the right to put the VIC-RMTS-DC, LLC interests to the OnePoint Communication Corp's Chairman, personally, under the same terms as the Company's call repurchase rights.

Item 1.  Financial Statements
-----------------------------

                            OnePoint Services, LLC
                     Consolidated Statements of Operations
               (Dollars in thousands, except for per unit data)

                                                             Three Months
                                                                 Ended
                                                            March 31, 2000
                                                            --------------
Revenue                                                       $    1,742
Cost of revenue                                                    1,440
                                                              ----------
                                                                     302

Expenses:
 Selling, general and administrative                                 716
 Interest Income                                                      19
 Depreciation and amortization                                        29
                                                              ----------

Net loss                                                      $     (424)
                                                              ==========

Basic loss per unit                                           $    (0.06)
                                                              ==========

Units used in the computation of basic loss per unit           7,079,000
                                                              ==========

See accompanying notes.

                            OnePoint Services, LLC
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                     March 31,         December 31,
                                                                                       2000               1999(*)
                                                                                    -------------------------------
Assets
Current assets:
 Cash and cash equivalents                                                          $    1,190           $    1,549
 Accounts receivable, net                                                                  173                   73
 Inventory                                                                                  59                   70
 Prepaid expenses                                                                            7                    1
                                                                                    -------------------------------
Total current assets                                                                     1,429                1,693

Property and equipment, net                                                                453                  415
Intangible assets, net                                                                   2,673                2,774
Other assets                                                                                54                   82
                                                                                    -------------------------------
Total assets                                                                        $    4,609           $    4,964
                                                                                    ===============================


Liabilities and Unitholders' Equity
Current liabilities:
 Accounts payable and accrued expenses                                              $      605           $      478
 Other current liabilities                                                               1,398                1,471
                                                                                    -------------------------------
Total current liabilities                                                                2,003                1,949

Unitholders Equity:
 Preferred Units par value, 1,629,300 authorized, issued and outstanding                   923                  923
 Common Units par value, 6,790,700 units authorized and 5,449,700 units                  2,721                2,706
  issued and outstanding
    Subscriptions receivable                                                              (395)                (395)
    Accumulated deficit                                                                   (643)                (219)
                                                                                    -------------------------------
Total unitholders' equity                                                                2,606                3,015
                                                                                    -------------------------------
Total liabilities and unitholders' equity                                           $    4,609           $    4,964
                                                                                    ===============================

(*) The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                            OnePoint Services, LLC
                     Consolidated Statements of Cash Flow
                 (Dollars in thousands, except per unit data)


                                                             Three Months Ended
                                                               March 31, 2000
                                                            --------------------
Operating activities
Net loss                                                           $  (424)
Adjustments to reconcile net loss to net cash
  used in operating activities
  Depreciation and amortization                                        131
Change in allowance for doubtful accounts                                -
Changes in operating assets and liabilities:
  Accounts receivable                                                 (100)
  Inventory                                                             11
  Prepaid expenses                                                      (6)
  Other assets                                                          28
  Accounts payable and accrued expenses                                127
  Other current liabilities                                            (73)
                                                            --------------------
  Net cash used in operating activities                               (291)

Investing activities
Acquisition of property and equipment                                  (68)
                                                            --------------------
Net cash used in investing activities                                  (68)

Financing activities
Issuance of Preferred and Common membership units                       15
                                                            --------------------
Net cash provided by financing activities                               15
                                                            --------------------
Net increase (decrease) in cash                                       (359)
Cash at the beginning of period                                      1,549
                                                            --------------------
Cash at the end of period                                          $ 1,190
                                                            ====================

See accompanying notes.

                            OnePoint Services, LLC
                  Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

     OnePoint Services, LLC (the "Company") was incorporated in November of 1999 to provide services in the prepaid retail telecommunications market, which includes prepaid telephone cards, prepaid residential and prepaid cellular services in the Southwestern United States. The calling cards include local and long distance telephony services. The Company is a majority-owned subsidiary of OnePoint Communications Corp. (the "Parent Company" or "OnePoint").

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated audited financial statements as of December 31, 1999 and the inception period ended December 31, 1999 included in the Annual Report on Form 10-K of OnePoint Communications Corp. (File No. 333-63787), as filed with the Securities and Exchange Commission.

Note 2 - Guarantor of the Debt of Others

     The Company is an unconditional guarantor of the 14 1/2% Senior Notes due 2008 issued by OnePoint in May 1998. As of March 31, 2000, there was $82.8 million in principal amount of Senior Notes outstanding. The Company is required under Indenture governing OnePoint's Senior Notes to comply with specified debt covenants, including limitations on sales of certain assets, mergers, distributions, and other activities.

     In May 1998, the Company offered 175,000 units each consisting of a $1,000 principal amount of 14 1/2% Senior Notes due 2008 (the "Senior Notes") and a warrant to purchase 0.635 shares of the common stock of the Company (a "Warrant") for gross proceeds of $175.0 million (collectively, the "Unit Offering"). The Company used approximately $80.5 million of the net proceeds from the Unit Offering to purchase securities pledged with a trustee to fund future interest payments on the Senior Notes (the "Pledged Securities"). The Company also used a portion of the proceeds to pay down the borrowings under a term note from Northern Trust Bank (the "Credit Facility") which the Company has borrowed again since that time. The Company completed open market purchases of Senior Notes having an aggregate principal amount of $92.3 million between November 9, 1998 and June 30, 1999 at various prices for an aggregate total cost of approximately $47.9 million, including accrued interest and transaction fees. The Company recognized an extraordinary gain on the early extinguishment of this debt of $19.8 million in the fourth quarter of 1998 and recognized an extraordinary gain of approximately $20.4 million in the first and second quarters of 1999. Pursuant to the restricted securities agreement entered into in connection with the issuance of the Senior Notes, the trustee of the Pledged Securities released approximately $26.7 million of such securities on February 24, 1999 and $11.5 million on July 8, 1999 upon request by the Company. Based on market conditions, the Company will continue to evaluate the repurchase of Senior Notes and may continue to utilize existing cash to fund additional purchases. The balance of the net proceeds have been invested in network infrastructure, to support voice and data services, to invest in the Company's subsidiaries and to fund working capital and for general corporate purposes, including operating losses.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations - OnePoint Communications Corp.

     Three Months Ended March 31, 2000 Compared with Three Months Ended March 31, 1999.

     Revenue

     Total revenues for the three months ended March 31, 2000 were $9.7 million compared to $4.4 million in the three months ended March 31, 1999, an increase of $5.3 million or 119.0%. Telephony, cable television and data revenues for the three months ended March 31, 2000 were $8.4 million, $1.2 million, and $0.03 million respectively. The increase in revenues from the first quarter of 1999 to the first quarter of 2000 is due to an increase in multiple dwelling units secured by the Company and subscribers as the Company continues to expand its customer base and penetration into its customers usage of telephony, video and high-speed internet services, as well as the investment in OnePoint Services, LLC.

     Cost of Revenue

     Cost of revenue (telecommunication service costs, programming and payments to owners and employees of multiple dwelling units) was $9.5 million in the three months ended March 31, 2000 as compared to $4.2 million in the three months ended March 31, 1999, an increase of $5.3 million or 128.1%. This increase is a direct result of the increase in the number of subscribers to the Company's services. The Company makes payments to developers of multiple dwelling units in advance of revenues to secure long-term contracts. Developer payments in 2000 compared to 1999 increased $0.6 million while the associated revenues increased $5.3 million. The cost of telephony revenues and video revenues for 2000 were $7.2 million and $0.8 million, respectively, as compared to $2.7 million and $0.5 million, respectively, in 1999. Revenue for the three months ended March 31, 2000 exceeded cost of revenues by $0.2 million.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $15.2 million in the three months ended March 31, 2000 compared to $10.1 million in the three months ended March 31, 1999, an increase of $5.1 million or 50.0%. This increase was primarily the result of increases in personnel and related costs and the higher costs to support an increased number of subscribers for the Company's communications services and provisioning of retail telephony services. The Company continues to experience high customer activation costs as it currently provides services through resale agreements with the incumbent local exchange carriers ("ILECs") and is dependent on the ILECs for the efficiency of order processing and installation while it operates on a resale platform. The reserve for bad debts was increased from 9% to 12% from the first quarter of 1999 to the first quarter of 2000 respectively. The Company is currently implementing credit scoring and deposit programs to address its high rate of bad debt.

     Depreciation and Amortization

     Depreciation and amortization was $1.0 million in the three months ended March 31, 2000 compared to $0.6 million in the three months ended March 31, 1999, an increase of $0.4 million, or 66.7%. The increase is primarily attributable to an increase in depreciation of cable and telephone systems resulting from purchases and installation of such equipment.

     Interest Expense and Income

     Interest expense was $4.1 million for the three months ended March 31, 2000 compared to $4.2 million in the three months ended March 31, 1999, a decrease of $0.1 million or 1.9%. The decrease is a result of lower balances outstanding on the Senior Notes due to repurchases made in the first six months of 1999 offset by additional interest costs associated with the Second Credit Facility obtained in August 1999. Interest income was $0.6 million in the three months ended March 31, 2000, compared to $0.9 million in the three months ended March 31, 1999, a decrease of $0.3 million or 37.9%. The decrease reflects a decline in the interest income from short-term investments due to lower balances of short term investments due to the use of the proceeds from the issuance of the Senior Notes for repurchases thereof, capital improvements and operations.

Equity in Losses in Unconsolidated Subsidiaries

     The Company recognized equity in the income and losses of its unconsolidated subsidiaries of $20.1 million. Such income represents the Company's proportionate share of losses from the operations of Mid-Atlantic Telcom Plus, LLC and ComPlus, LP and gains on the sale of substantially all of the assets of Mid-Atlantic Telcom Plus, LLC ("Mid-Atlantic") during the three months ended March 31, 2000 compared to an equity loss of $870 for the same period in 1999. The Company recognized a gain in the first quarter of 2000 of approximately $20.0 million as a component of equity in earnings of unconsolidated subsidiaries relating to the sale of substantially all of the assets, net of certain liabilities, in Mid-Atlantic. The Company anticipates that additional gains of approximately $11.6 million will be recognized during the balance of 2000 and 2001 as the final proceeds of the sale are released from escrow.

Liquidity and Capital Resources - OnePoint Communications Corp.

     The Company has financed its development through March 31, 2000 with proceeds from the issuance of $175.0 million in Senior Notes, $35.0 million of funding provided by Ventures in Communications, LLC ("VIC"), $0.1 million of equity invested by VenCom, L.L.C., borrowings under a $9.0 million credit facility from Northern Trust (the "Credit Facility"), a second $16.0 million credit facility from Northern Trust (the "Second Credit Facility"), and a net $5.0 million equity investment in VIC-RMTS-DC, LLC by SBC Comventures, Inc. As of March 31, 2000: (i) Ventures in Communications II, LLC ("VIC2") owned all of the Company's outstanding capital stock; (ii) Mr. Otterbeck indirectly owned 89.1% of VIC2's common membership units, and had first priority on the first $35.0 million of distributions by VIC2 (less all principal and interest payments on the VIC2 Note); (iii) SBC indirectly owned 9.9% of VIC2's common membership units and VIC had warrants exercisable for 11.9% of VIC2's equity; and (iv) CAIS Internet, Inc. owned 1% of VIC2's common membership units.

     From February to June 1997, the Company made investments totaling approximately $12.0 million in Mid-Atlantic, a joint venture the Company entered into to provide video service in the mid-atlantic region, and in December 1997 the Company invested $0.8 million in Mid-Atlantic Telcom Plus Interactive, LLC ("MAC Interactive") to establish a separate joint venture with the other investors in Mid-Atlantic to secure exclusive marketing rights for certain programming services from an affiliated company. The Company completed the orderly disposition of MAC Interactive in 1999 and realized gross proceeds of approximately $0.1 million on the sale of substantially all of the assets, net of certain liabilities of MAC Interactive to an unrelated third party, resulting in no additional gain or loss recognition in 1999 as all losses attributable to this disposition were recognized in 1998. In March of 2000, Mid-Atlantic sold substantially all of its assets, net of certain liabilities to Comcast Corporation. The Company's proportionate share of the net proceeds related thereto was approximately $34.0 million, of which approximately $11.6 million is subject to certain escrow and holdback provisions. The Company recognized a gain of approximately $20.0 million in the first quarter of 2000 related to this transaction as a component of its equity in earnings/(losses) of unconsolidated subsidiaries.

     In March 1998, the Company obtained a $9.0 million credit facility from Northern Trust (the "Credit Facility"). Borrowings under the Credit Facility outstanding as of December 15, 1998, (approximately $8.75 million) are amortized over a five-year period. The interest rate on borrowings under the Credit Facility is, at the Company's election: (i) Northern Trust's prime rate less 3/4 of 1%; (ii) LIBOR plus 50 basis points; or (iii) the federal funds rate (as defined) plus 50 basis points. As of March 31, 2000, the Company had outstanding $8.4 million and obtained a $0.25 million letter of credit under the facility. On August 30, 1999 the Company established a $16.0 million credit facility (the "Second Credit Facility") with the same bank.that matures on January 1, 2004. The terms of the Second Credit Facility are similar to those contained in the previous agreement. On the same date the Credit Facility was amended in order to make the default provisions consistent under both facilities. As of March 31, 2000 the Company had $13.7 million outstanding on the Second Credit Facility and obtained $1.6 million in letters of credit.

     In May 1998, the Company offered 175,000 units each consisting of a $1,000 principal amount of 14 1/2% Senior Notes due 2008 (the "Senior Notes") and a warrant to purchase 0.635 shares of the common stock of the Company (a "Warrant") for gross proceeds of $175.0 million (collectively, the "Unit Offering"). The Company used approximately $80.5 million of the net proceeds from the Unit Offering to purchase securities pledged with a trustee to fund future interest payments on the Senior Notes (the "Pledged Securities"). The Company also used a portion of the proceeds to pay down the borrowings under the Credit Facility which the Company has borrowed again since that time. The Company completed open market purchases of Senior Notes having an aggregate principal amount of

$92.3 million between November 9, 1998 and June 30, 1999 at various prices for an aggregate total cost of approximately $47.9 million, including accrued interest and transaction fees. The Company recognized an extraordinary gain on the early extinguishment of this debt of $19.8 million in the fourth quarter of 1998 and recognized an extraordinary gain of approximately $20.4 million in the first and second quarters of 1999. Pursuant to the restricted securities agreement entered into in connection with the issuance of the Senior Notes, the trustee of the Pledged Securities released approximately $26.7 million of such securities on February 24, 1999 and $11.5 million on July 8, 1999 upon request by the Company. Based on market conditions, the Company will continue to evaluate the repurchase of Senior Notes and may continue to utilize existing cash to fund additional purchases. The balance of the net proceeds have been used to invest in network infrastructure, to support voice and data services to fund future investments in the Company's subsidiaries and to fund working capital and for general corporate purposes, including operating losses.

     Cash flows provided by and used in operating activities were $9.2 million and $11.6 million in 2000 and 1999, respectively, an increase of $20.8 million or 177.6%. This is primarily due to an extroardinary gain on bond repurchases in the first quarter of 1999. Cash flows used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

     Net cash used by the Company for acquisitions of property and equipment during the first quarter of 2000 totaled $3.5 million, compared to $2.6 million in 1999, an increase of $0.9 million or 34.6%. This increase was primarily due to the investment in equipment and systems for the Company's Internet Protocol-Based Network, ("IP-Based Network"). As of March 31, 2000 the Company had an accumulated deficit of $94.5 million, and had cash and cash equivalents of $2.7 million and available investments of $17.9 million, net of the Pledged Securities totaling $23.6 million.

     Cash flows used in investing activities in the first quarter of 2000 were $11.4 million. Cash flows provided by investing activities in the first quarter of 1999 were $30.0 million. The significant variance is primarily due to the purchase of marketable securities in 2000 from the proceeds of the Mid-Atlantic sale. Cash flows used in financing activities were $1.7 million in the first quarter of 2000. Cash flows provided by financing activities in the first quarter of 1999 were $18.1 million. The significant variance from 2000 to 1999 was primarily attributable to the repayment of long-term debt that occurred in the first quarter of 1999.

     In November of 1999 OnePoint Services LLC, a 71% majority owned subsidiary was formed by the Company. On November 30, 1999 OnePoint Services, LLC purchased 100% of RCP Communications, Inc. ("RCP"), a prepaid telephony service company, for a total consideration of $1.0 million and 1.425 million restricted common units. Of these amounts $0.9 million and 1.050 million restricted common units are held in escrow subject to the achievement of certain revenue and cash flow targets. The consolidated results of operations for the first quarter ended March 31, 2000, of OnePoint Services, LLC and RCP are included in the Company's first quarter 2000 consolidated results of operations.

     In December 1999, the Company sold 6.889 units of VIC-RMTS-DC, LLC units for the sum of $10.0 million to SBC Comventures, Inc., a wholly owned subsidiary of SBC Communications, Inc. ("SBC"), an indirect holder of 9.9% of the Company's common stock. The Company exercised its option to sell an additional 3.445 units to SBC Comventures, Inc. in February 2000 for the sum of $5.0 million and did not exercise its option to sell an additional 3.445 units in March 2000. The Company has the right to call the units at any time for the purchase price plus 15% per annum. In addition, SBC has the right to put the VIC-RMTS-DC, LLC units acquired from the Company directly to James Otterbeck, the Company's Chairman and the sole member of VenCom, L.L.C. (an 89.1% owner of the Company), personally, under the same terms and conditions as the Company's call rights. In April 2000, OnePoint Communications Holdings, LLC repurchased a 24.0% ownership interest in its majority-owned subsidiary, VIC-RMTS-DC, LLC, from SBC Comventures, Inc. for $10.4 million consisting of the principal amount of $10.0 million and $0.4 million in accrued interest. As a result of this repurchase, SBC Comventures, Inc. currently holds a 12.0% interest in VIC-RMTS-DC, LLC and the call and put rights related thereto remain in affect.

     On March 20, 2000 the Company invested $0.1 million for 10 redeemable units, representing a 1% equity interest, of ComPlus LP, an engineering services company, which provides services to the Company and is 98% owned by VIC, LLC and 1% owned by AMI-Vcom2 ("AMI2"), Inc. In addition the Company made a loan to

ComPlus LP for $0.9 million which accrues interest at 15% per annum, payable on demand. The investment is accounted for pursuant to the equity method and is not expected to be material to the Company's consolidated results of operations or financial position.

     In May 2000, the Company sold 19,570 common shares to a third party for $5.0 million. Under the terms of the agreement the third party is entitled to receive up to an additional 2% of the Company's common stock as of the agreement date if certain funding is not obtained by the Company.

     During the course of 1999 the Company retained the services of an investment bank to assist in raising private equity. However, there can be no assurances that the Company will be successful in completing this private equity infusion or that the terms of such a transaction will be economically favorable to the Company, its current Senior Note holders or its current shareholders.

     The Company's future results of operations will be materially impacted by its ability to finance its planned business strategies. The Company expects that its ability to finance its operations and capital expenditures through the second quarter of 2000 is dependent on the sale of certain assets or the raising of additional capital. There can be no assurances that the Company will be able to raise additional capital or complete the sale of assets, or of the terms of any such transaction. Management remains optimistic that the Company will be able to raise sufficient equity financing and that, if required, the Company's current equity investors will continue to support the short-term financing requirements of the business.

     Longer term, the Company will be required to raise significant additional debt and equity capital in order to fund its current business plan. The Company's business plan entails the expansion into new markets and the deployment of considerable network equipment which will enable the Company to provide differentiated and higher margin facilities-based voice, data and video services. In addition to its current capital requirements, the Company expects significant ongoing cash requirements for at least the next several years due to continued expansion of its customer base and deployment of its network facilities. The Company's future cash requirements will depend on a number of factors including (i) the rate at which the Company secures rights of entry,
(ii) the level of penetration achieved for voice, data and video services and the pricing of such services, (iii) the rate at which the Company deploys network facilities, the cost of equipment required to do so, and its ability to aggregate traffic onto the Company's facilities, and (iv) the expansion to additional markets, if any. Without sufficient capital to purchase this equipment and to fund market expansion, the company will be forced to reduce its network deployment efforts which will result in the continuation of operating losses from its current resale platform and restrict its ability to offer competitive high-speed data services. In addition, if the Company is not able to raise sufficient long-term capital, the Company's ability to meet its obligations and to continue operations will be in doubt.

Results of Operations - VIC-RMTS-DC, LLC

     In December 1999 and February 2000, a subsidiary of SBC purchased a 36.0% direct ownership interest in VIC-RMTS-DC, LLC, a majority-owned subsidiary of OnePoint Communications Corp. in exchange for $15.0 million. The agreement provided OnePoint Communications Corp. the right to repurchase a portion or all of the VIC-RMTS-DC, LLC interest in exchange for the original sales price plus 15.0% per annum and provided the SBC subsidiary the right to put the VIC-RMTS-DC, LLC interest to OnePoint Communications Corp.'s chairman personally under the same terms. In April 2000, OnePoint Communications Corp. exercised its rights to repurchase 24.0% of VIC-RMTS-DC LLC in exchange for $10.4 million, inclusive of $0.4 million of interest. As of March 31, 2000 $0.5 million was accrued relating to the outstanding ownership interest of $15.0 million.

     Three Months Ended March 31, 2000 Compared with Three Months Ended March 31, 1999

     Revenue

     VIC-RMTS-DC, LLC's total revenues for the three months ended March 31, 2000 were $1.8 million compared to $0.9 million in the three months ended March 31, 1999, an increase of $0.9 million or 97.0% as VIC-RMTS-DC, LLC significantly increased its volume of operations including the addition of approximately 175 net new MDUs and 4,813 net new subscribers.

     Cost of Revenue

     Cost of revenue (telecommunication service costs and payments to owners and employees of multiple dwelling units) was $2.1 million in the three months ended March 31, 2000 as compared to $1.1 million in the three months ended March 31, 1999, an increase of $1.0 million or 84.7%. This increase is a direct result of the increase in the number of subscribers to the Company's services. The Company makes payments to developers of multiple dwelling units in advance of revenues to secure long term contracts. Cost of revenue for the three months ended March 31, 2000 exceeded revenue by $0.3 million primarily because payments to certain MDU owners are structured on a per passing basis and because of higher costs during a customer's installation period.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $2.9 million in the three months ended March 31, 2000 compared to $2.8 million in the three months ended March 31, 1999, an increase of $0.1 million, or 4.2%. This was primarily the result of increases in personnel and related costs associated with the provisioning of an increased volume of subscribers for VIC-RMTS-DC, LLC's communications services. VIC-RMTS-DC, LLC continues to experience high customer activation costs as it currently provides services through resale agreements with the ILECs and is dependent on the ILECs for the efficiency of order processing and installation.

     Depreciation and Amortization

     Depreciation and amortization was $0.1 million in the three months ended March 31, 2000 compared to $0.1 million in the three months ended March 31, 1999.

Liquidity and Capital Resources - VIC-RMTS-DC, LLC

     VIC-RMTS-DC, LLC has financed its development with $36,417 of contributed equity by unit holders.

     Cash flows used in operating activities were $3.6 million and $3.2 million in the three months ended March 31, 2000 and the three months ended March 31, 1999, respectively, an increase of $0.4 million or 12.3%. The increased number of subscribers and the associated costs to support those subscribers during the three months ended March 31, 2000 precipitated this increase. Cash flows used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

     Net cash used by VIC-RMTS-DC, LLC for acquisitions of property and equipment during the three months ended March 31, 2000 totaled $0.01 million, compared to $0.2 million in the three months ended March 31, 1999.

As of March 31, 2000 VIC-RMTS-DC, LLC had an accumulated deficit of $33.9 million, and had no cash or cash equivalents.

     Cash flows used in investing activities in the three months ended March 31, 2000 were $0.01 million. Cash flows used in investing activities in the three months ended March 31, 1999 were $0.2 million. Cash flows provided by financing activities were $3.6 million and $3.4 million in the three months ended March 31, 2000 and the three months ended March 31, 1999, respectively. As of March 31, 2000 VIC-RMTS-DC, LLC had no cash or cash equivalents.

     VIC-RMTS-DC, LLC will be required to raise significant additional capital during 2000 in order to fund its current business plan. VIC-RMTS-DC, LLC's business plan entails the expansion into new markets and the deployment of considerable network equipment during 2000 which will enable VIC-RMTS-DC, LLC to provide differentiated and higher margin facilities-based voice and data services. Without sufficient capital to purchase this equipment and fund market expansion, VIC-RMTS-DC, LLC will be forced to reduce its network deployment which will result in the continuation of operating losses from its current resale platform and restrict its ability to offer competitive high-speed data services. In addition, in the event VIC-RMTS-DC, LLC or OnePoint Communications Corp. (the "Parent Company") is unable to raise sufficient additional capital, VIC-RMTS-DC, LLC's results of operations, financial position, and ability to continue operations will experience material adverse effects.

     VIC-RMTS-DC, LLC's future results of operations will be materially impacted by its ability to finance its planned business strategies. VIC-RMTS-DC LLC expects that its ability to finance its operations and capital expenditures through the second quarter of 2000 is dependent on the sale of certain assets or the raising of additional capital by OnePoint Communications Corp (the "Parent Company"). There can be no assurances that the Parent Company will be able to raise additional capital or complete the sale of assets, or of the terms of any such transaction. Management remains optimistic that the Parent Company will be able to raise sufficient equity financing and that, if required, the Parent Company's current equity investors will continue to support the short-term financing requirements of the business.

     Longer term, VIC-RMTS-DC LLC will be required to raise significant additional debt and equity capital in order to fund its current business plan. The VIC-RMTS-DC LLC business plan entails the expansion into new markets and the deployment of considerable network equipment which will enable it to provide differentiated and higher margin facilities-based voice, data and video services. In addition to its current capital requirement, VIC-RMTS-DC LLC expects significant ongoing cash requirements for at least the next several years due to continued expansion of its customer base and deployment of its network facilities. VIC-RMTS-DC, LLC's future cash requirements will depend on a number of factors including (i) the rate at which VIC-RMTS-DC, LLC secures Rights of Entry, (ii) the level of penetration achieved for voice, data and video services and the pricing of such services, (iii) the rate at which VIC-RMTS-DC LLC deploys network facilities, the cost of equipment required to do so, and its ability to aggregate traffic onto the VIC-RMTS-DC LLC facilities, and
(iv) the expansion to additional markets, if any. Without sufficient capital to purchase this equipment and to fund market expansion, VIC-RMTS-DC LLC will be forced to reduce its network deployment efforts which will result in the continuation of operating losses from its current resale platform and restrict its ability to offer competitive high-speed data services. In addition, if VIC-RMTS-DC LLC is not able to raise sufficient long-term capital, VIC-RMTS-DC LLC's ability to meet its obligations and to continue operations will be in doubt.

Results of Operations - OnePoint Services, LLC

OnePoint Services, LLC commenced operations on November 30, 1999

     OnePoint Services, LLC's total revenues for the first quarter ended March 31, 2000 were $1.7 million. Cost of Revenue (consisting primarily of telecommunication costs to provide prepaid phone service) was $1.4 million for the quarter ended March 31, 2000. Selling general and administrative expenses were $0.7 million for the same period. Depreciation and amortization was $0.03 million for the quarter ended March 31, 2000. Interest income was $0.02 million for the quarter comprised of interest on funds available for anticipated needs for the remainder of 2000.

Liquidity and Capital Resources - OnePoint Services, LLC

     OnePoint Services, LLC began operations in December 1999 and has financed its development with $3.2 million of contributed equity by unit holders.

     Cash flows used in operating activities were $0.3 million for the quarter ended March 31, 2000. Cash flows used in operating activities can vary from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

     Net cash used by OnePoint Services, LLC for the acquisitions of property and equipment during the quarter ended March 31, 2000 was $0.1 million. As of March 31, 2000 OnePoint Services, LLC has an accumulated deficit of $0.6 million and had $1.2 million of cash and cash equivalents.

     OnePoint Services, LLC expects significant ongoing cash requirements for the next several years due to continued expansion of its customer base and the need to invest in equipment to support telephony services. OnePoint Services, LLC's future cash requirements will depend on a number of factors including (i) the number of new markets entered, (ii) the level of penetration achieved in the new markets for telephony services and the pricing of such services, (iii) the rates negotiated with its carriers for domestic and international service,
(iv) the cost of the equipment to support additional markets and (v) the payment terms of primary carriers.

     OnePoint Services, LLC's future results of operations will be materially impacted by its ability to finance its planned business strategies. OnePoint Services, LLC expects that its current cash balance is sufficient to meet operating and capital needs through 2000.

Inflation

     The Company's obligations under the Credit Facility and the Second Credit Facility bear interest at floating rates, and an increase in interest rates could adversely affect, among other things, the Company's ability to meet its debt service requirements. VIC-RMTS-DC, LLC and OnePoint Services, LLC are not exposed to inflation.

Impact of New Accounting Pronouncements

     There are no new accounting pronouncements which would have a significant impact on the financial position, results of operations, or liquidity of the Company, VIC-RMTS-DC, LLC, or OnePoint Services, LLC.

     This Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (which do not apply to initial public offerings). Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "plans," or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. These forward-looking statements are subject to a number of risks and uncertainties, including, without limitation, those related to the Company's need for additional capital to fund its operations, the Company's substantial leverage and debt service requirements, the Company's dependence on significant customers and on certain suppliers, the effects of competition on the Company, and the other factors discussed in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

OnePoint Communications Corp.

     The Company has certain exposure to financial market risks, including changes in the interest rates and other relevant market prices. Specifically, an increase or decrease in interest rates would affect interest costs relating to our Credit Facility and our Second Credit Facility. At March 31, 2000, the Company has an outstanding loan balance of $8.4 million and $13.7 million on the Credit Facility and the Second Credit Facility respectively. The outstanding loan balances represent approximately 21.9% of our outstanding long-term debt.

     The Company also maintains securities which are classified as "available for sale" valued at $41.4 million as of March 31, 2000. An immediate increase or decrease in interest rates could have a material impact on the fair value of these financial instruments or on our short-term investment portfolio.

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

     VIC-RMTS-DC, LLC and OnePoint Services, LLC are not exposed to any significant market risks other than those exposures attributable to the Parent Company.

PART II.  OTHER INFORMATION:

Item 1.  Legal Proceedings
--------------------------

OnePoint Communications Corp, VIC-RMTS-DC, LLC and OnePoint Services, LLC

     From time to time, the Company, VIC-RMTS-DC, LLC and OnePoint Services, LLC have been and is involved in various legal proceedings, all of which management believes are routine in nature and incidental to the conduct of its business. The ultimate legal and financial liability of the Company, VIC-RMTS-DC, LLC and OnePoint Services, LLC with respect to such proceedings cannot be estimated with certainty, but the Company, VIC-RMTS-DC, LLC and OnePoint Services, LLC believe, based on their examination of such matters, that none of such proceedings, if determined adversely to the Company, VIC-RMTS-DC, LLC or OnePoint Services, LLC would have a material adverse effect on their results of operations and financial condition and their ability to meet their obligations under the Senior Notes.

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

   Three employees of the Company have filed complaints with the EEOC. The Company has conducted an internal investigation and is vigorously contesting the charges. The Company believes that costs from theses actions will be covered by insurance.

Item 2.  Changes in Securities
------------------------------

Item 3.  Defaults upon Senior Securities
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None

Item 5.  Other Information
--------------------------

         None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  The Company filed herewith the following exhibits:

              Financial Data Schedule.  Filed herewith.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2000.


                                    ONEPOINT COMMUNICATIONS CORP.



                                    By:  /s/ JOHN D. STAVIG
                                       ------------------------------
                                        John D. Stavig
                                        Chief Financial Officer