Form 10-Q
period 2000-06-30
ONEPOINT COMMUNICATIONS CORP /DE
filed 2000-08-14
CIK 1070703

                       Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended June 30, 2000


                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number  333-63787
                                               ---------


                         ONEPOINT COMMUNICATIONS CORP.
            (exact name of registrant as specified in its charter)
              State of Delaware                                 36-4225811
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                             Identification No)


          Two Conway Park                                          60045
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

Yes     X                 No ____                   _
    ---------


     As of August 14, 2000, the Company had 1,029,645 shares of Common Stock outstanding.

                         ONEPOINT COMMUNICATIONS CORP.

                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION
--------------------------------

Item 1. Financial Statements


        ONEPOINT COMMUNICATIONS CORP.


        . Consolidated Statements of Operations (Unaudited) for the three and six months
               ended June 30, 2000 and 1999                                                   4

        . Consolidated Balance Sheet as of June 30, 2000 (Unaudited) and
               December 31, 1999                                                              5

        . Consolidated Statements of Cash Flows (Unaudited) for the six months
               ended June 30, 2000 and 1999                                                   6

        . Notes to Consolidated Financial Statements (Unaudited)                              7

        VIC-RMTS-DC, LLC

        . Statements of Operations (Unaudited) for the three and six months ended
               June 30, 2000 and 1999                                                        12

        . Balance Sheet as of June 30, 2000 (Unaudited) and
               December 31, 1999                                                             13

        . Statements of Cash Flows (Unaudited) for the six months ended
               June 30, 2000 and 1999                                                        14

        . Notes to Financial Statements (Unaudited)                                          15

        ONEPOINT SERVICES, LLC

        . Consolidated Statements of Operations (Unaudited) for the three and six
               months ended June 30, 2000                                                    17

        . Consolidated Balance Sheet as of June 30, 2000 (Unaudited)
               December 31, 1999                                                             18

        . Consolidated Statements of Cash Flows (Unaudited) for the six
               months ended June 30, 2000                                                    19

        . Notes to Consolidated Financial Statements (Unaudited)                             20


Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operation

        ONEPOINT COMMUNICATIONS CORP.                                                        21
        VIC-RMTS-DC, LLC                                                                     26
        ONEPOINT SERVICES, LLC                                                               29

Item 3. Quantitative and Qualitative Disclosures about Market Risk                           31


PART II.  OTHER INFORMATION:
----------------------------

Item 1.  Legal Proceedings                                                                32

Item 2.  Changes in Securities and Use of Proceeds                                        32

Item 3.  Defaults upon Senior Securities                                                  32

Item 4.  Submission of Matters to a Vote of Security Holders                              32

Item 5.  Other Information                                                                32

Item 6.  Exhibits and Reports on Form 8-K                                                 32


Signatures                                                                                33

Item 1.  Financial Statements
-----------------------------

                         OnePoint Communications Corp.
               Consolidated Statements of Operations (Unaudited)
                 (Dollars in thousands, except per share data)

                                                         Three Months Ended         Six Months Ended
                                                              June 30                   June 30
                                                          2000         1999         2000         1999
                                                    ---------------------------------------------------

Revenue                                               $   11,303   $    4,704   $   20,986   $    9,123
Cost of revenue                                           10,321        5,050       19,849        9,227
                                                    ---------------------------------------------------
                                                             982         (346)       1,137         (104)

Expenses:
 Selling, general and administrative                      19,231       10,548       34,405       20,666
 Depreciation and amortization                             1,197          565        2,155        1,220
                                                    ---------------------------------------------------
Loss from operations                                     (19,446)     (11,459)     (35,423)     (21,990)

Other income (expense)
 Interest income                                             269          863          852        1,802
 Interest expense                                         (3,910)      (3,946)      (8,004)      (8,120)
 Other                                                       --           505          --            39
                                                    ----------------------------------------------------
                                                         (23,087)     (14,037)     (42,575)     (28,269)
                                                    ----------------------------------------------------


Equity in income and (losses) of unconsolidated
 subsidiaries                                                (400)        (674)      19,715       (1,544)
                                                    -----------------------------------------------------
Loss before extraordinary item                            (23,487)     (14,711)     (22,860)     (29,813)
Extraordinary gain on bond repurchases                        --         8,079          --        20,506
                                                    -----------------------------------------------------
Net Loss                                               $  (23,487)  $   (6,632)  $  (22,860)  $   (9,307)
                                                    =====================================================

Loss per share - Basic:
Loss before extraordinary item                         $   (23.04)  $   (14.71)   $  (22.64)  $   (29.81)
Extraordinary item                                            --          8.08          --         20.51
                                                    -----------------------------------------------------
Net Loss                                               $   (23.04)  $    (6.63)   $  (22.64)  $    (9.30)
                                                    =====================================================

Shares used in computing loss per share:
Weighted average common shares - basic                   1,019,222    1,000,000    1,009,611    1,000,000
                                                    =====================================================

                            See accompanying notes.

                         OnePoint Communications Corp.
                          Consolidated Balance Sheets
                 (Dollars in thousands, except per share data)

                                                                                                 June 30,           December 31,
                                                                                                   2000               1999 (*)
                                                                              ---------------------------------------------------
Assets                                                                                         (Unaudited)
Current assets:
 Cash and cash equivalents                                                                    $     600                  $  6,608
 Restricted cash                                                                                    135                       134
 Investment in marketable securities, current                                                       774                     4,230
 Accounts receivable, net                                                                         5,243                     2,722
 Affiliate receivable                                                                               391                       266
 Prepaid expenses                                                                                 2,042                     3,358
                                                                             ----------------------------------------------------
Total current assets                                                                              9,185                    17,318
                                                                              ---------------------------------------------------

Investment in marketable securities, non-current ($17,976 and $23,390,
 restricted at June 30, 2000 and December 31, 1999, respectively)                                17,976                    24,570
Investments in unconsolidated subsidiaries                                                          600                     2,240
Property and equipment, net                                                                      30,682                    20,378
Intangible assets, net                                                                           10,070                    10,909
Other assets                                                                                      6,609                     5,993
                                                                              ---------------------------------------------------
Total assets                                                                                  $  75,122                  $ 81,408
                                                                              ===================================================
Liabilities, Redeemable Preferred Stock and Stockholders' (Deficit)
Current liabilities:
 Accounts payable and accrued expense                                                         $  23,869                  $ 17,232
 Affiliate payable                                                                                4,403                     3,778
 Deposit Liability                                                                                5,000                        --
 Accrued interest payable                                                                         1,544                     1,152
 Current portion of long term debt                                                                3,042                       980
                                                                              ---------------------------------------------------
Total current liabilities                                                                        37,858                    23,142

Deferred obligations                                                                                269                       864
Deferred gain on sale of equity interest in consolidated subsidiary                               3,744                     9,188
Minority interest in consolidated subsidiaries                                                    1,256                     1,041
Long term debt                                                                                  102,415                   102,437
Redeemable preferred stock, $1.00 par value, 35,000 shares authorized, 35,000
 shares issued and outstanding at redemption value                                               35,000                    35,000
Stockholders' deficit:
Common stock, $0.01 par value, 2,000,000 shares authorized, 1,029,645 and                            10                        10
 1,000,000 shares issued and outstanding at June 30, 2000 and December 31,
 1999 , respectively
 Additional capital                                                                              14,444                     6,870
 Note receivable - stockholder                                                                   (1,500)                   (1,500)
 Accumulated deficit                                                                           (118,539)                  (95,679)
 Other comprehensive income                                                                         165                        35
                                                                              ---------------------------------------------------
Total stockholders' (deficit)                                                                  (105,420)                  (90,264)
                                                                              ---------------------------------------------------
Total liabilities, redeemable preferred stock and stockholders' (deficit)                     $  75,122                  $ 81,408
                                                                              ===================================================

(*) The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                         OnePoint Communications Corp.
                Consolidated Statements of Cash Flow (Unaudited)
                             (Dollars in thousands)

                                                                                              Six Months Ended June 30,
                                                                                              2000                  1999
                                                                                            -----------------------------
Operating activities
Net loss                                                                                     $   (22,860)    $     (9,307)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                  2,155            1,220
      Amortization of premium (discount) of securities acquired included in interest income         (822)             736
      Amortization of debt discount issuance cost and warrants included in interest expense          496              450
      Amortization of developer payments included in reselling costs                                 284            1,013
Losses in equity of interest of unconsolidated investments                                         1,092            1,544
Extraordinary gain on bond repurchases                                                                --          (20,506)
Deferred gain on sale of investments                                                              (5,444)              --
Unrealized loss on investments in marketable securities                                               --             (531)
Loss on disposal of property and equipment                                                            --                9
Change in allowance for doubtful accounts                                                            261                2
Changes in operating assets and liabilities:
    Accounts receivable                                                                           (2,782)            (436)
    Prepaid expenses                                                                                 393           (2,095)
    Other assets                                                                                      22              (34)
    Affiliates payable                                                                             1,276             (358)
    Affiliates receivable                                                                           (669)             388
    Accounts payable and accrued expenses                                                          6,637              314
    Accrued interest                                                                                 373             (701)
                                                                                             ----------------------------
    Net cash (used in) operating activities                                                      (19,588)         (28,292)
Investing activities
Restricted cash, net                                                                                  --            5,068
Acquisition of intangible assets                                                                      19               --
Purchase of equity instruments                                                                     1,449               --
Change in minority interest                                                                          444               --
Proceeds from sale of marketable securities                                                       60,369           84,835
Proceeds from deposits                                                                             5,000               --
Purchase of marketable securities                                                                (49,243)         (34,512)
Acquisition of property and equipment                                                            (12,136)          (5,708)
                                                                                             ----------------------------
Net cash provided by investing activities                                                          5,902           49,683
Financing activities
Proceeds from issuance of long-term debt                                                             112               --
Proceeds from issuance of short-term debt                                                          1,792               --
Issuance of short-term debt                                                                         (900)              --
Proceeds from issuance of common stock                                                             7,574               --
Repayment of long-term debt                                                                         (900)         (26,964)
                                                                                             ----------------------------
Net cash provided by (used in) financing activities                                                7,678          (26,964)
                                                                                             ----------------------------
Net (decrease) in cash                                                                            (6,008)          (5,573)
Cash at the beginning of period                                                                    6,608            5,730
                                                                                             ----------------------------
Cash at the end of period                                                                    $       600     $        157
                                                                                             ============================

See accompanying notes.

                         OnePoint Communications Corp.
             Notes to Consolidated Financial Statements (Unaudited)

  Note 1 - Organization and Basis of Presentation

           OnePoint Communications Corp. (the "Company") was incorporated to provide voice, data and video services to residents of multiple dwelling units ("MDUs"). The Company consists of OnePoint Communications Corp., the parent company, and its wholly-owned subsidiaries, OnePoint Communications-Colorado, LLC, OnePoint Communications-Illinois, LLC, OnePoint Communications Holdings, LLC ("OPC Holdings") and its majority-owned subsidiary OnePoint Services, LLC ("OPS") in which the Company maintains a 71% interest and is consolidated in the accompanying financials statements. In addition, through OPC Holdings, the Company maintains a 87.97% interest in VIC-RMTS-DC, LLC, which has been consolidated in the accompanying financial statements.

           The accompanying unaudited consolidated financial statements include the accounts of OnePoint Communications Corp., its wholly-owned subsidiaries, and its majority-owned subsidiaries (OnePoint Services, LLC, and VIC-RMTS-DC, LLC). All inter-company transactions have been eliminated in consolidation.

           The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The consolidated results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 included in the Annual Report on Form 10-K of OnePoint Communications Corp. (File No. 333-63787), as filed with the Securities and Exchange Commission.

  Note 2 - Summarized Income Statement Information of Affiliates

           The Company had an investment of 41% in a company and accounted for this investment using the equity method. During 2000, this company sold its assets and later redeemed the equity held by the Company. The Company had a second investment of 1%, which it obtained during the first quarter of 2000, in another company which was accounted for using the equity method. During the second quarter of 2000 the company in which the investment was held became insolvent and the investment was written off. The combined results of operations and financial position of the Company's equity-basis affiliates are summarized below (in thousands):

                                 Three Months Ended         Six Months Ended
                                       June 30                   June 30

                                   2000       1999          2000        1999
Condensed Operating Information
Net sales                       $  4,535   $  4,984      $ 17,197     $ 9,760
Income/(loss) from operations       (971)     1,521         4,614      2,843
Gain on sale of assets                --         --        83,310          --
                                ----------------------------------------------
Net income/(loss)               $ (1,038)  $ (1,802)     $(75,593)    $ (3,732)
                                ==============================================

Note 3 - Unit Offering

     In May 1998, the Company offered 175,000 units each consisting of a $1,000 principal amount of 14.5 % Senior Notes due 2008 (the "Senior Notes") and a warrant to purchase 0.635 shares of the common stock of the Company (a "Warrant") for gross proceeds of $175.0 million (collectively, the "Unit Offering"). The Company used approximately $80.5 million of the net proceeds from the Unit Offering to purchase securities pledged with a trustee to fund future interest payments on the Senior Notes (the "Pledged Securities"). The Company also used a portion of the proceeds to pay down the borrowings under a term note from Northern Trust Bank (the "Credit Facility") which the Company has borrowed again since that time. The Company completed open market purchases of Senior Notes having an aggregate principal amount of $92.3 million between November 9, 1998 and June 30, 1999 at various prices for an aggregate total cost of approximately $47.9 million, including accrued interest and transaction fees. The Company recognized an extraordinary gain on the early extinguishment of this debt of $19.8 million in the fourth quarter of 1998 and $12.4 million and $8.0 million in the first and second quarters of 1999, respectively. Pursuant to the restricted securities agreement entered into in connection with the issuance of the Senior Notes, the trustee of the Pledged Securities released approximately $26.7 million of pledged securities on February 24, 1999 and $11.5 million on July 8, 1999 at the request of the Company. The balance of the net proceeds from the sale of the Senior Notes and Warrants have been invested in network infrastructure, to support voice and data services, investment in the Company's subsidiaries and to fund working capital for general corporate purposes, including operating losses.

Note 4 - Changes in Non-owner Equity

     Beginning in the first quarter of 1998, compliance with SFAS No. 130, "Reporting Comprehensive Income" was required. In accordance with the requirements of this standard, the components of changes in non-owner equity, net of related tax for the six months ended June 30, 2000 and 1999 are as follows (in thousands):

                                             Six Months Ended
                                                 June 30,
                                            2000             1999
                                       --------------------------
Net (loss)                              $ (23,585)       $ (9,307)
Unrealized gain/(loss) on securities          130            (531)
                                       --------------------------
Changes in non-owner equity             $ (23,455)       $ (9,838)
                                       ==========================

Note 5 - Loss Per Share

     The Company's basic loss per share calculations are based upon the weighted average shares of preferred and common stock outstanding. The dilutive effect of the vested stock appreciation rights and warrants outstanding are included for purposes of calculating diluted earnings per share, except for periods when the Company reported a net loss, in which case the inclusion of stock appreciation rights and warrants outstanding would be anti-dilutive.

Note 6 - Other Information

     The Company made cash payments of $6.5 million and $8.4 million for interest and $0.0 million for income taxes during the six months ended June 30, 2000 and 1999, respectively.

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

     All investments in affiliates accounted for under the equity method are in the Mid-Atlantic Region segment, except for the Company's investment in ComPlus, LP which is included in the Other segment. Equity in the net income/(losses) of investees accounted for by the equity method totaled $20.1 million and ($1.6) million for the Mid-Atlantic segment and ($0.02) million and $0.0 million for the Other segment for the six months ended June 30, 2000 and 1999, respectively. The Company sold its remaining interest in the investment held in the Mid-Atlantic region during July 2000. The Mid-Atlantic region's investment in affiliates accounted for under the equity method totaled $0.0 million and $2.2 million as of June 30, 2000 and December 31, 1999, respectively. The Company wrote off its investment in ComPlus, LP during the second quarter due to the insolvency of ComPlus, LP. The Other segment's investment in affiliates accounted for under the equity method was recorded during the first quarter and written off during the second quarter.


     The following table provides certain financial information for each business segment (in thousands):

                                                          June  30,
                                                       2000          1999
                                               -------------------------------------
Revenues:
  Central Region                               $  4,035                     $  2,931
  Mid-Atlantic Region                             3,604                        1,915
  Southeast Region                                5,150                        2,537
  Western Region                                  8,197                        1,740
                                               ---------                 -----------
                                               $ 20,986                     $  9,123
                                               =========                 ===========

Loss from operations:
  Central Region                               $ (7,540)                    $ (7,227)
  Mid-Atlantic Region                            (7,560)                      (5,459)
  Southeast Region                               (7,690)                      (4,625)
  Western Region                                (10,812)                      (4,314)
  Other                                          (1,821)                        (365)
                                               ---------                 -----------
                                               $(35,423)                    $(21,990)
                                               =========                 ===========
Identifiable assets:
  Central Region                               $ 20,008                     $ 20,600
  Mid-Atlantic Region                             4,188                        4,190
  Southeast Region                                3,830                        3,306
  Western Region                                 11,810                        9,580
  Other                                          35,306                       43,732
                                               ---------                 -----------
                                               $ 75,142                     $ 81,408
                                               =========                 ===========

     The following table provides gross revenues on a service line basis (in thousands):

                           Six Months June 30,
                             2000          1999
                         -------------------------
Revenues:
       Voice              $  18,413        $ 6,840
       Video                  2,519          2,264
       Data                      54             19
                         -------------------------
                          $  20,986        $ 9,123
                         -------------------------

Note 8 - Related Party Transactions

     The Company entered into a professional services agreement with The VenCom Group Inc., ("VenCom") in April 1998, pursuant to which VenCom provides financial and management consulting services and manages the Company's relationships with Ventures in Communications II, LLC ("VIC2") and SBC. The Company accrued fees of $0.6 million during the six month period ended June 30, 2000. Approximately $4.4 million and $3.8 million remained unpaid as of June 30, 2000 and December 31, 1999 respectively.

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

     In April 2000, the Company exercised its right to repurchase the 24.0% common ownership interest in VIC-RMTS-DC, LLC previously sold to SBC Comventures, Inc. in exchange for $10.4 million. After giving effect to this repurchase, SBC Comventures, Inc. continues to holds a 12.0% interest in VIC-RMTS-DC, LLC. The Company continues to have its right to repurchase the 12.0% interest. The Company has deferred the recongnition of gains generated by the sale of VIC-RMTS-DC, LLC units to SBC Comventures, Inc. due to the uncertainty of the ultimate outcome of these transactions.

Note 10 - Leases

     In January 2000, the Company entered into a long-term lease for office space in Lake Forest, IL to serve as the Company's corporate headquarters. The lease terms require monthly payments of approximately $0.06 million in 2000 and escalate at 3.0% per annum to $0.08 million per month in 2010 at the lease expiration date. The lease provides for the pass-through of increases in operating expenses and real estate taxes in years subsequent to 2000 on a pro rata basis. The aggregate future minimum lease payments under this noncancelable operating lease are approximately $8.4 million over the 10 year term.

Note 11 - Subsequent Events

     In June 2000, the Company entered into a definitive agreement with 21/st/ Century Cable TV of Chicago, Inc. to sell the private cable and related assets of its OnePoint Communications-Illinois, LLC subsidiary for an aggregate purchase price of $10 million, subject to adjustments and a $2 million escrow. The Company anticipates closing on this transaction during the third quarter of 2000. The Company will continue to provide telephony services to approximately 20,000 passings in the Chicago area market which were not part of this transaction.

     In July 2000, the Company received $4.5 million as final settlement of contingent sales adjustments related to the sale of its investment in Mid Atlantic Telcom Plus Holdings, LLC and recognized a gain of approximately $4.3 million related to the sale. As a result of this sale, the Company no longer holds any equity interest in Mid Atlantic Telcom Plus, LLC or its affiliates and all inter-company arrangements between the parties have been terminated.

     In July 2000, the Company entered into a $20.0 million unsecured loan agreement with Lucent Technologies Inc. Advances under this loan agreement incur interest at prime plus 7% per annum. Advances under this loan agreement above $5.0 million are conditioned upon the Company's entering into a binding agreement to purchase an additional $100.0 million of equipment from the lender over five years which amounts are included in the Company's current business plan. No additional equipment purchases are required for the first $5.0 million of advances under this loan agreement. This loan agreement is guaranteed by all of the Company's controlled subsidiaries.

     In August 2000, the Company signed a definitive merger agreement with Verizon Communications and Sphere Merger Corp. whereby Sphere Merger Corp. will merge with and into the Company and the Company will become an indirect, wholly-owned subsidiary of Verizon Communications. The Company will be the surviving entity of this reverse subsidiary merger which is anticipated to close before year end. Terms of this transaction were disclosed in the Company's 8-K filed with the Securities and Exchange Commission on August 7, 2000. The closing of this transaction is subject to certain conditions including approvals from third parties and governmental entities.

Item 1.  Financial Statements
-----------------------------

                               VIC-RMTS-DC, LLC
                     Statements of Operations (Unaudited)
               (Dollars in thousands, except for per unit data)

                                                         Three Months Ended June 30,              Six Months Ended June 30,
                                                          2000                1999                 2000              1999
                                                 -------------------------------------------------------------------------
Revenue                                          $       1,827        $         994       $        3,604    $        1,896
Cost of revenue                                          2,169                1,213                4,251             2,340
                                                 -------------------------------------------------------------------------
                                                          (342)                (219)                (647)             (444)
Expenses:
 Selling, general and administrative                     3,796                2,046                6,697             4,830
 Depreciation and amortization                             111                   93                  216               186
                                                                                                            $
                                                 -------------------------------------------------------------------------
Net loss                                         $      (4,249)       $      (2,358)      $       (7,560)   $       (5,460)
                                                 =========================================================================
Basic loss per unit                              $ (148,048.80)       $  (98,250.00)      $  (263,414.70)   $  (237,391.30
                                                 =========================================================================
Units used in the computation of basic
 loss per unit                                            28.7                 24.0                 28.7              23.0
                                                 -------------------------------------------------------------------------

See accompanying notes.

                                VIC-RMTS-DC, LLC
                                 Balance Sheets
                             (Dollars in thousands)

                                                        June 30,         December 31,
                                                         2000                1999(*)
                                                        -----------------------------
Assets                                                  (Unaudited)
Current assets:
 Accounts receivable, net                               $  1,058           $     554
 Affiliate receivable                                        272                 263
 Prepaid expenses                                            427                 730
                                                        -----------------------------
Total current assets                                       1,757               1,547

Property and equipment, net                                2,258               2,439
Other assets                                                 173                 204
                                                        -----------------------------
Total assets                                            $  4,188           $   4,190
                                                        =============================

Liabilities and Unitholders' Equity
Current liabilities:
 Accounts payable and accrued expenses                  $  1,726           $   1,744
                                                        -----------------------------
Total current liabilities                                  1,726               1,744

Other deferred obligations                                   367                 171

Unitholders Equity:
 Contributed capital                                      40,296              32,916
 Accumulated deficit                                     (38,201)            (30,641)
                                                        -----------------------------
Total unitholders' equity                                  2,095               2,275
                                                        -----------------------------
Total liabilities and unitholders' equity               $  4,188           $   4,190
                                                        =============================

(*) The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                               VIC-RMTS-DC, LLC
                      Statements of Cash Flow (Unaudited)
                  (Dollars in thousands, except per unit data)

                                                                               Six Months Ended June 30,
                                                                              2000                  1999
                                                                             --------------------------------
Operating activities
Net loss                                                                      $   (7,560)     $         (5,460)
Adjustments to reconcile net loss to net cash
    used in operating activities
    Depreciation and amortization                                                    216                   186
    Amortization of developer payments included in reselling                          31                   324
    cost
Change in allowance for doubtful accounts                                              2                    20
Changes in operating assets and liabilities:
    Accounts receivable                                                             (504)                 (231)
    Affiliates receivable                                                             (9)                 (127)
    Prepaid expenses                                                                 303                  (408)
    Accounts payable, accrued expenses and deferred obligations                      176                   352
                                                                              --------------------------------
    Net cash used in operating activities                                         (7,345)               (5,344)

Investing activities
Acquisition of property and equipment                                                (35)                 (392)
                                                                              --------------------------------
Net cash used in investing activities                                                (35)                 (392)

Financing activities
Unitholder contributions                                                           7,380                 5,736
                                                                              --------------------------------
Net cash provided by financing activities                                          7,380                 5,736
                                                                              --------------------------------
Net increase (decrease) in cash                                                        -                     -
Cash at the beginning of period                                                        -                     -
                                                                              ---------------------------------
Cash at the end of period                                                     $        -      $              -
                                                                              =================================

See accompanying notes.

                                VIC-RMTS-DC, LLC
                   Notes to Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     VIC-RMTS-DC, LLC (the "Company") was incorporated to provide voice, data and video services to residents of multiple dwelling units ("MDUs") in the Mid-Atlantic region of the United States. The Company is a majority-owned subsidiary of OnePoint Communications Corp. (the "Parent Company" or "OnePoint"), through its wholly-owned subsidiary, OnePoint Communications Holdings, LLC ("OPC Holdings").

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 included in the Annual Report on Form 10-K of OnePoint Communications Corp. (File No. 333-63787), as filed with the Securities and Exchange Commission.

Note 2 - Guarantor of the Debt of Others

     The Company is an unconditional guarantor of the 14 1/2% Senior Notes due 2008 issued by OnePoint in May 1998. As of June 30, 2000, there was $82.8 million in principal amount of Senior Notes outstanding. The Company is required under the Indenture governing OnePoint's Senior Notes to comply with specified debt covenants, including limitations on sales of certain assets, mergers, distributions, and other activities.

     In May 1998, the Company offered 175,000 units each consisting of a $1,000 principal amount of 14 1/2% Senior Notes due 2008 (the "Senior Notes") and a warrant to purchase 0.635 shares of the common stock of the Company (a "Warrant") for gross proceeds of $175.0 million (collectively, the "Unit Offering"). The Company used approximately $80.5 million of the net proceeds from the Unit Offering to purchase securities pledged with a trustee to fund future interest payments on the Senior Notes (the "Pledged Securities"). The Company also used a portion of the proceeds to pay down the borrowings under a term note from Northern Trust Bank (the "Credit Facility") which the Company has borrowed again since that time. The Company completed open market purchases of Senior Notes having an aggregate principal amount of $92.3 million between November 9, 1998 and June 30, 1999 at various prices for an aggregate total cost of approximately $47.9 million, including accrued interest and transaction fees. The Company recognized an extraordinary gain on the early extinguishment of this debt of $19.8 million in the fourth quarter of 1998 and recognized an extraordinary gain of approximately $20.4 million in the first and second quarters of 1999. Pursuant to the restricted securities agreement entered into in connection with the issuance of the Senior Notes, the trustees of the Pledged Securities released approximately $26.7 million of such securities on February 24, 1999 and $11.5 million on July 8, 1999 upon request by the Company. The balance of the net proceeds have been invested in network infrastructure, to support voice and data services, to invest in the Company's subsidiaries and to fund working capital and for general corporate purposes, including operating losses.

Note 3 - Unitholders' Equity

      During the first and second quarters of 2000, the Company did not issue capital calls to its members. As of June 30, 2000, the Company had received approximately $40.2 million, all of which was paid by OnePoint Communications Holdings, LLC ("OPC Holdings"), the Company's managing member.

         In December 1999 and February 2000, SBC Comventures, Inc., a wholly-owned subsidiary of SBC, paid $10.0 million and $5.0 million, respectively to OPC Holdings in exchange for a 24.0% and 12.0% direct ownership interest, respectively, in the Company. These transactions have not been recognized in the accompanying financial statements, except for the transfer of relative net equity positions of the parties thereto, as such transactions were among the equity owners of the Company. These transactions resulted in an aggregate deferred gain of approximately $12.9 million on OPC Holdings financial statements. The agreements provided OPC Holdings the right to repurchase the interests in the Company from SBC Comventures, Inc. In April 2000 OPC Holdings repurchased a 24.0% ownership interest in the Company from SBC Comventures, Inc. for $10.4 million. As a result of this transaction SBC, Comventures Inc. currently holds a 12.0% interest in the Company.


Note 4 - Subsequent Events

         In July 2000, the Company became an unconditional guarantor to a $20.0 million unsecured loan agreement between the Parent Company, its wholly-owned subsidiaries and Lucent Technologies Inc.

Item 1.  Financial Statements
-----------------------------

                             OnePoint Services, LLC
               Consolidated Statements of Operations (Unaudited)
                (Dollars in thousands, except for per unit data)

                                                              Three Months Ended      Six Months Ended
                                                                 June 30, 2000          June 30, 2000
                                                              ----------------------------------------
Revenue                                                       $      2,655             $         4,397
Cost of revenue                                                      2,249                       3,689
                                                              ----------------------------------------
                                                                       406                         708

Expenses:
 Selling, general and administrative                                   881                       1,609
 Interest Income                                                        13                          32
 Depreciation and amortization                                         183                         212
                                                              ----------------------------------------

Net loss                                                      $       (645)            $        (1,081)
                                                              ========================================

Basic loss per unit                                           $      (0.09)            $         (0.15)

Units used in the computation of basic loss per unit             7,079,000                   7,079,000
                                                              ========================================

See accompanying notes.

                             OnePoint Services, LLC
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                             June 30,              December 31,
                                                                                               2000                  1999(*)
                                                                                         -------------------------------------
                                                                                          (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                                $      58                  $   1,549
 Accounts receivable, net                                                                       323                         73
 Inventory                                                                                      111                         70
 Due from Affiliate                                                                             650                         --
 Prepaid expenses                                                                                10                          1
                                                                                          ------------------------------------
Total current assets                                                                          1,152                      1,693

Property and equipment, net                                                                     451                        415
Intangible assets, net                                                                        2,557                      2,774
Other assets                                                                                    152                         82
                                                                                          ------------------------------------
Total assets                                                                              $   4,312                  $   4,964
                                                                                          ====================================


Liabilities and Unitholders' Equity
Current liabilities:
 Accounts payable and accrued expenses                                                    $     935                  $     478
 Other current liabilities                                                                    1,412                      1,471
                                                                                          ------------------------------------
Total current liabilities                                                                     2,347                      1,949

Unitholders Equity:
 Preferred Units par value, 1,629,300 authorized, issued and outstanding                        923                        923
 Common Units par value, 6,790,700 units authorized and 5,449,700 units                       2,737                      2,706
  issued and outstanding
 Subscriptions receivable                                                                      (395)                      (395)
 Accumulated deficit                                                                         (1,300)                      (219)
                                                                                          ------------------------------------
Total unitholders' equity                                                                     1,965                      3,015
                                                                                          ------------------------------------
Total liabilities and unitholders' equity                                                 $   4,312                  $   4,964
                                                                                          ====================================

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

                             OnePoint Services, LLC
                      Consolidated Statements of Cash Flow
                  (Dollars in thousands, except per unit data)

                                                          Six Months Ended
                                                            June 30, 2000
                                                        ---------------------
Operating activities
Net loss                                                $             (1,081)
Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation and amortization                                        212
Change in allowance for doubtful accounts                                 --
Changes in operating assets and liabilities:
    Accounts receivable                                                 (250)
    Inventory                                                            (41)
    Prepaid expenses                                                      (9)
    Due from affiliate                                                  (650)
    Other assets                                                         (70)
    Accounts payable and accrued expenses                                457
    Other current liabilities                                            (59)
                                                        --------------------
    Net cash used in operating activities                             (1,491)

Investing activities
Acquisition of intangible property                                        97
Acquisition of property and equipment                                   (128)
                                                        --------------------
Net cash used in investing activities                                    (31)

Financing activities
Issuance of Preferred and Common membership units                         31
                                                        --------------------
Net cash provided by financing activities                                 31
                                                        --------------------
Net increase (decrease) in cash                                       (1,491)
Cash at the beginning of period                                        1,549
                                                        --------------------
Cash at the end of period                               $                 58
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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1999 and the inception period ended December 31, 1999 included in the Annual Report on Form 10-K of OnePoint Communications Corp. (File No. 333-63787), as filed with the Securities and Exchange Commission.

Note 2 - Guarantor of the Debt of Others

         The Company is an unconditional guarantor of the 14 1/2% Senior Notes due 2008 issued by OnePoint in May 1998. As of June 30, 2000, there was $82.8 million in principal amount of Senior Notes outstanding. The Company is required under the Indenture governing OnePoint's Senior Notes to comply with specified debt covenants, including limitations on sales of certain assets, mergers, distributions, and other activities.

         In May 1999, the Company offered 175,000 units each consisting of a $1,000 principal amount of 14 1/2% Senior Notes due 2000 (the "Senior Notes") and a warrant to purchase 0.635 shares of the common stock of the Company (a "Warrant") for gross proceeds of $175.0 million (collectively, the "Unit Offering"). The Company used approximately $80.5 million of the net proceeds from the Unit offering to purchase securities pledged with a trustee to fund future interest payments on the Senior Notes (the "Pledged Securities"). The Company also used a portion of the proceeds to pay down the borrowings under a term note from Northern Trust Bank (the "Credit Facility") which the Company has borrowed again since that time. The Company completed open market purchases of Senior Notes having an aggregate principal amount of $92.3 million between November 9, 1998 and June 30, 1999 at various prices for an aggregate total cost of approximately $47.9 million, including accrued interest and transaction fees. The Company recognized an extraordinary gain on the early extinguishment of this debt of $19.8 million in the fourth quarter of 1998 and recognized an extraordinary gain of approximately $20.4 million in the first and second quarters of 1999. Pursuant to the restricted securities agreement entered into in connection with the issuance of the Senior Notes, the trustee of the Pledged Securities released approximately $26.7 million of such securities on February 24, 1999 and $11.5 million on July 8, 1999 upon request by the Company. The balance of the net proceeds have been invested in network infrastructure, to support voice and data services, to invest in the Company's subsidiaries and to fund working capital and for general corporate purposes, including operating losses.

Note 3 - Subsequent Events

         In July 2000, the Company became an unconditional guarantor to a $20.0 million unsecured loan agreement between the Parent Company, its wholly-owned subsidiaries and Lucent Technologies Inc.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations - OnePoint Communications Corp.

     Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999.

     Revenue

         Revenue for the three months ended June 30, 2000 were $11.3 million compared to $4.7 million for the same period ended June 30, 1999 an increase of $6.6 million or 140.4%. Telephony, cable television and data revenues for the three months ended June 30, 2000 were $10.0, $1.3 and $0.02 million respectively. The increase in revenues during the second quarter of 2000 compared to 1999 is due to an increase in multiple dwelling units and subscribers secured by the Company and higher average revenue per subscriber as the Company continues to expand its customer base and penetration into its customers usage of telephony, video and high-speed internet services. In addition, revenues earned by OnePoint Services, LLC acquired by the Company in November 1999 contributed approximately $2.7 million to the increase in consolidated revenues.

     Cost of Revenue

         Cost of revenue (telecommunications service costs, programming and payments to owners and employees of multiple dwelling units) was $10.3 million for the period ended June 30, 2000 compared to $5.1 million for the period ended June 30, 1999 an increase of $5.3 million or 106.0%. This increase is a direct result of the increase in the number of subscribers to the Company's services and the cost of additional services provided by OnePoint Services, LLC. The Company makes payments to developers of multiple dwelling units in advance of revenues to secure long-term contracts. Revenue for the three months ended June 30, 2000 exceeded cost of revenue by $0.6 million.

     Selling, General and Administrative Expenses

         Selling general and administrative expenses were $19.2 million for the period ended June 30, 2000 compared to the $10.5 million for the period ended June 30, 1999 an increase of $8.9 million or 84.8%. This increase was primarily the result of increases in personnel and related costs and the increased number of subscribers for the Company's communications services and provisioning of retail telephony services. The Company continues to experience high customer activation costs as it currently provides services through resale agreements with the incumbent local exchange carriers ("ILECs") and is dependent on the ILECs for the efficiency of order processing and installation while it operates on a resale platform. The reserve for bad debts was increased from 7.5% to 10.8% of outstanding accounts receivable from June 30, 1999 to June 30, 2000. The Company is currently implementing credit scoring and deposit programs to address its high rate of bad debt.

     Depreciation and Amortization

         Depreciation and amortization was $1.2 million for the three months ended June 30, 2000 compared to $0.6 million for the three months ended June 30, 1999 an increase of $0.6 million or 100.0%. This increase is primarily due to an increase in depreciation of cable and telephone equipment resulting from purchases and installation of such equipment.

     Interest Income and Expenses

         Interest expense was $3.9 million for the three months ended June 30, 2000 compared to $3.9 million for the three months ended June 30, 1999. Interest income was $0.3 million compared to $0.9 million for the three month periods ended June 30, 2000 and 1999 respectively. Interest income decreased $0.6 million reflecting a decrease in the balance of short-term investments as the proceeds have been used to fund capital improvements and operations.

     Equity in Losses in Unconsolidated Subsidiaries

         The Company recognized equity in the losses of its unconsolidated subsidiaries of $0.4 million for the period ended June 20, 2000 compared to $0.7 million for the period ended June 30, 1999 a decrease of $0.3 million or 42.9%. This decrease is due to the sale of substantially all of the assets, net of certain liabilities, of Mid-Atlantic Telcom Plus, LLC to Comcast Corp. after which time the Company sold its investment in Mid-Atlantic

Telcom Plus, LLC to its joint venture partner. The 2000 loss was generated by the Company's investment in ComPlus, LP in the first quarter of 2000 that was written off in the second quarter of 2000 due to the insolvency of the ComPlus, LP.


     Six Months Ended June 30, 2000 Compared with Six Months Ended June 30,
1999.

     Revenue

         Revenues for the six month period ended June 30, 2000 were $21.0 million compared to $9.1 million for the same period ended June 30, 1999 an increase of $11.9 or $130.8%. Telephony, cable television and data revenues were $18.4, $2.5 and $0.05 million respectively. The increase in revenues during the second quarter of 2000 compared to 1999 is due to an increase in multiple dwelling units and subscribers secured by the Company and increases in the average revenue per subscriber as the Company continues to expand its customer base and penetration into its customers usage of telephony, video and high-speed internet services, as well as increased revenue of approximately $4.4 million attributable to OnePoint Services, LLC acquired in November 1999.

     Cost of Revenue

         Cost of revenue (telecommunication service costs, programming and payments to owners and employees of multiple dwelling units) was $19.8 million for the six month period ended June 30, 2000 compared to $9.2 million for the six month period ended June 30, 1999, an increase of $10.6 million or 115.2%. This increase is a direct result of the increase in the number of subscribers to the Company's services and additional prepaid calling card services provided by OnePoint Services, LLC. The Company makes payments to developers of multiple dwelling units in advance of revenues to secure long-term contracts. Revenue for the six months ended June 30, 2000 exceeded cost of revenue by $1.1 million.

     Selling, General and Administrative Expenses

         Selling general and administrative expenses were $34.4 million for the six month period ended June 30, 2000 compared to $20.7 million for the six month period ended June 30, 1999 an increase of $13.7 million or 66.19%. This increase was primarily the result of increases in personnel and related costs and the increased number of subscribers for the Company's communications services and provisioning of retail telephony services. The Company continues to experience high customer activation costs as it currently provides services through resale agreements with the incumbent local exchange carriers ("ILECs") and is dependent on the ILECs for the efficiency of order processing and installation while it operates on a resale platform. The reserve for bad debts was increased from 7.5% to 10.8% of outstanding accounts receivable from the June 30, 1999 to June 30, 2000. The Company is currently implementing credit scoring and deposit programs to address its high rate of bad debt.

     Depreciation and Amortization

         Depreciation and amortization was $2.2 million for the six months ended June 30, 2000 compared to $1.2 million for the six months ended June 30, 1999 an increase of $1.0 million or 83.3%. This increase is primarily due to an increase in depreciation of cable and telephone equipment resulting from purchases and installation of such equipment.

     Interest Income and Expenses

         Interest expense was $8.0 million for the six months ended June 30, 2000 compared to $8.1 million for the period ended June 30, 1999 a decrease of $0.1 million or 1.3%. Interest income was $0.9 million for the six months ended June 30, 2000 compared to $1.8 million for the six months ended June 30, 1999 a decrease of $0.9 million. The decrease reflects a decline in the interest income from short-term investments due to lower balances of short term investments due to the use of the proceeds to fund capital improvements and operations.

     Equity in Losses in Unconsolidated Subsidiaries

         The Company recognized equity in the income and losses of its unconsolidated subsidiaries of $19.7 million and ($1.5) million for the periods ended June 30, 2000 and 1999, respectively. This increase in income of $21.2 million is a result of the Company's recognized gain in the first quarter of 2000 of approximately $20.0 million relating to the sale of substantially all of the assets, net of certain liabilities, of Mid-Atlantic Telcom Plus, LLC and offset by operating losses from Mid-Atlantic Telcom Plus, LLC and Comcast Corp.

Liquidity and Capital Resources - OnePoint Communications Corp.

     The Company has financed its development through June 30, 2000 with proceeds from the issuance of $175.0 million in Senior Notes, $35.0 million of funding provided by Ventures in Communications, LLC ("VIC"), $0.1 million of equity invested by VenCom, L.L.C., borrowings under a $9.0 million credit facility from Northern Trust, borrowings under a second $16.0 million credit facility from Northern Trust, a net $5.0 million equity investment in VIC-RMTS-DC, LLC by SBC Comventures, Inc., the sale of 19,570 common shares to Bell Atlantic Investments, Inc., the sale of 10,075 common shares to Ventures in Communications II, LLC ("VIC2") and net proceeds of $26.5 million from the sale of Mid-Atlantic Telcom Plus, LLC. As of June 30, 2000: (i) VIC2 owned 98.1% of the Company's outstanding capital stock; (ii) Mr. Otterbeck indirectly owned 88.9% of VIC2's common membership units, and had first priority on the first $35.0 million of distributions by VIC2; (iii) SBC indirectly owned 10.1% of VIC2's common membership units through its ownership interests in VIC and VIC also held warrants exercisable for 11.9% of VIC2's equity; (iv) CAIS Internet, Inc. owned 1% of VIC2's common membership unit; and (v) Bell Atlantic Investments Inc. owned 1.9% of the Company's outstanding capital stock.

     From February to June 1997, the Company made investments totaling approximately $12.0 million in Mid-Atlantic, a joint venture the Company entered into to provide video service in the mid-atlantic region. In March of 2000, Mid-Atlantic sold substantially all of its assets, net of certain liabilities to Comcast Corporation. The Company's proportionate share of the net proceeds related thereto was approximately $26.5 million, of which approximately $4.5 million was received in the second quarter of 2000. The Company recognized a gain of approximately $20.0 million in the first quarter of 2000 related to this transaction as a component of its equity in earnings/(losses) of unconsolidated subsidiaries. Remaining interests in Mid-Atlantic were sold in July 2000 for net proceeds of $4.5 million resulting in an additional gain of $4.3 million.

     In March 1998, the Company obtained a $9.0 million credit facility from Northern Trust (the "Credit Facility"). Borrowings under the Credit Facility outstanding as of December 15, 1998, (approximately $8.75 million) are amortized over a five-year period. The interest rate on borrowings under the Credit Facility is, at the Company's election: (i) Northern Trust's prime rate less 3/4 of 1%; (ii) LIBOR plus 50 basis points; or (iii) the federal funds rate (as defined) plus 50 basis points. As of June 30, 2000, the Company had outstanding $8.3 million and obtained a $0.25 million letter of credit under the facility. On August 30, 1999 the Company established a $16.0 million credit facility (the "Second Credit Facility") with the same bank that matures on January 1, 2004. The terms of the Second Credit Facility are similar to those contained in the previous agreement. On the same date the Credit Facility was amended in order to make the default provisions consistent under both facilities. As of June 30, 2000 the Company had $13.7 million outstanding on the Second Credit Facility and obtained $1.6 million in letters of credit.

     In May 1998, the Company offered 175,000 units each consisting of a $1,000 principal amount of 14 1/2% Senior Notes due 2008 (the "Senior Notes") and a warrant to purchase 0.635 shares of the common stock of the Company (a "Warrant") for gross proceeds of $175.0 million (collectively, the "Unit Offering"). The Company used approximately $80.5 million of the net proceeds from the Unit Offering to purchase securities pledged with a trustee to fund future interest payments on the Senior Notes (the "Pledged Securities"). The Company also used a portion of the proceeds to pay down the borrowings under the Credit Facility which the Company has borrowed again since that time. The Company completed open market purchases of Senior Notes having an aggregate principal amount of $92.3 million between November 9, 1998 and June 30, 1999 at various prices for an aggregate total cost of approximately $47.9 million, including accrued interest and transaction fees. The Company recognized an extraordinary gain on the early extinguishment of this debt of $19.8 million in the fourth quarter of 1998 and $20.4 million in the first and second quarters of 1999. Pursuant to the restricted securities agreement entered into in connection with the issuance of the Senior Notes, the trustee of the Pledged Securities released approximately $26.7 million of pledged securities on February 24, 1999 and $11.5 million on July 8, 1999 upon request by the Company. The balance of the net proceeds from the sale of the Senior Notes and Warrants have been used to invest in network infrastructure, to support voice and data services to fund future investments in the Company's subsidiaries and to fund working capital and for general corporate purposes, including operating losses.

     Cash flows used in operating activities were $19.6 million and $28.3 million for the six months ended June 30, 2000 and 1999, respectively, an increase of $8.7 million or 30.8%. This is primarily due to an extroardinary gain on bond repurchases in the first quarter of 1999. Cash flows used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

     Net cash used by the Company for acquisitions of property and equipment during six months ended June 30, 2000 totaled $12.1 million, compared to $5.7 million in 1999, an increase of $6.4 million or 112.3%. This increase was primarily due to the investment in equipment and systems for the Company's Internet Protocol-Based Network, ("IP-Based Network"). As of June 30, 2000 the Company had an accumulated deficit of $118.5 million, and had cash and cash equivalents of $0.6 million and available investments of $0.8 million, net of the Pledged Securities totaling $18.0 million.

     Cash flows provided by investing activities for the six months ended June 30, 2000 were $5.9 million. Cash flows provided by investing activities for the six months ended June 30, 1999 were $49.7 million. The significant variance is primarily due to the purchase of marketable securities in 2000 from the proceeds of the sale of the investment in Mid-Atlantic Telcom Plus, LLC. Cash flows provided by financing activities were $7.7 million for the six months ended June 30, 2000. Cash flows used in financing activities for the six months ended June 30, 1999 were $27.0 million. The significant variance from 2000 to 1999 was primarily attributable to the repayment of long-term debt that occurred in the first quarter of 1999. As of June 30, 2000 the Company had $0.6 million of cash and cash equivalents, excluding the Pledged Securities.

     In November of 1999 OnePoint Services LLC, a 71% majority owned subsidiary, was formed by the Company. On November 30, 1999 OnePoint Services, LLC purchased 100% of RCP Communications, Inc. ("RCP"), a prepaid telephony service company, for a total consideration of $1.0 million and 1.425 million restricted common units. Of these amounts $0.9 million and 1.050 million restricted common units are held in escrow subject to the achievement of certain revenue and cash flow targets. The consolidated results of operations, for the six months ended June 30, 2000, of OnePoint Services, LLC and RCP are included in the Company's June 30, 2000 consolidated results of operations.

     In December 1999, the Company sold 6.889 units of VIC-RMTS-DC, LLC units for the sum of $10.0 million to SBC Comventures, Inc., a wholly owned subsidiary of SBC Communications, Inc. ("SBC"), an indirect holder of 9.9% of the Company's common stock. The Company exercised its option to sell an additional 3.445 units to SBC Comventures, Inc. in February 2000 for the sum of $5.0 million. The Company has the right to call the units at any time. In addition, SBC has the right to put the VIC-RMTS-DC, LLC units acquired from the Company directly to James Otterbeck, the Company's Chairman and the sole member of VenCom, L.L.C. (an 87.2% indirect owner of the Company), personally, under the same terms and conditions as the Company's call rights. In April 2000, OnePoint Communications Holdings, LLC repurchased a 24.0% ownership interest in its majority-owned subsidiary, VIC-RMTS-DC, LLC, from SBC Comventures, Inc. for $10.4 million. As a result of this repurchase, SBC Comventures, Inc. currently holds a 12.0% interest in VIC-RMTS-DC, LLC and the call and put rights related thereto remain in affect.

     On March 20, 2000 the Company invested $0.1 million for 10 redeemable units, representing a 1% equity interest, of ComPlus LP, an engineering services company, which provides services to the Company and is 98% owned by VIC, LLC and 1% owned by AMI-Vcom2 ("AMI2"), Inc. In addition the Company made a secured loan to ComPlus LP for $0.9 million which accrues interest at 15% per annum, payable on demand. The investment is accounted for pursuant to the equity method and is not expected to be material to the Company's consolidated results of operations or financial position. In June 2000 the Company charged off its equity investment in ComPlus LP as ComPlus LP has become insolvent. The Company believes the loan may still be collectible as ComPlus, LP is in the process of selling its remaining assets and paying its debts accordingly.

     In May 2000, the Company sold 19,570 common shares to Bell Atlantic Investments, Inc. for $5.0 million.

     In May 2000 the Company sold 10,075 shares of its common stock to VIC2 in exchange for $2.6 million.

     As the Company begins deployment of its IP-based network capable of providing a full range of voice, data and video services, the Company is in the process of divesting its remaining private cable assets in Illinois and Georgia. During June 2000, the Company executed a definitive agreement with 21/st/ Century Cable TV of Chicago, Inc. to sell the private cable and related assets of its wholly-owned subsidiary, OnePoint Communications-Illinois,

LLC. As a result of this agreement the Company received a $5.0 million deposit of the purchase price, which totals $10.0 million and which is subject to adjustments and a $2.0 million escrow. The Company anticipates closing on this transaction during the third quarter 2000. The Company anticipates recognizing a loss on the disposition of approximately $9.0 million at the consummation of the disposal.

     In July 2000, the Company entered into a $20.0 million unsecured loan agreement with Lucent Technologies Inc. Advances under this loan agreement incur interest at prime plus 7% per annum. Advances under this loan agreement above $5.0 million are conditioned upon the Company's entering into a binding agreement to purchase an additional $100.0 million of equipment from the lender which purchases are included in the Company's current business plan. No additional equipment purchases are required for the first $5.0 million of advances under this agreement. This loan agreement is guaranteed by all of the Company's controlled subsidiaries.

     In August 2000, the Company signed a definitive merger agreement with Verizon Communications and Sphere Merger Corp. whereby Sphere Merger Corp. will merge with and into the Company and the Company will become an indirect, wholly-owned subsidiary of Verizon Communications. The Company will be the surviving entity of this reverse subsidiary merger which is anticipated to close before year end. Terms of this transaction were disclosed in the Company's 8-K filed with the Securities and Exchange Commission on August 7, 2000. The closing of this transaction is subject to certain conditions including approvals from third parties and governmental entities. The failure to close this transaction may have a material adverse affect on the Company's results of operation and financial condition.

     The Company will be required to raise significant additional capital during 2000 in order to fund its current business plan. The Company's business plan entails the expansion into new markets and the deployment of considerable network equipment during 2000 which will enable the Company to provide differentiated and higher margin facilities-based voice and data services. In addition to its current capital requirements, the Company expects significant ongoing cash requirements for at least the next several years due to continued expansion of its customer base and the need to invest in facilities and equipment to support voice, data and video services. The Company's future cash requirements will depend on a number of factors including (i) the rate at which the Company secures Right of Entry Agreements, (ii) the level of penetration achieved for telephony, data and video services and the pricing of such services, (iii) the rate at which the Company deploys network facilities, the cost of equipment required to do so, and its ability to aggregate traffic onto the Company's facilities, and (iv) the expansion to additional markets, if any. Without sufficient capital to purchase this equipment and fund market expansion, the Company will be forced to reduce its network deployment which will result in the continuation of operating losses from its current resale platform and restrict its ability to offer competitive high-speed data services. In addition, in the event the Company is unable to raise sufficient additional capital, the Company's results of operations, financial position, and ability to continue operations may experience material adverse effects.

     The Company's future results of operations will be materially impacted by its ability to finance its planned business strategies. The Company's ability to finance its operations through the third quarter of 2000 will be dependent on its ability to secure debt financing and the raising of additional capital. There can be no assurances that the Company will be able to secure the debt financing or be able to raise additional capital. In the event the Company is unsuccessful in raising additional capital, or securing debt financing the Company will not be able to fund its network deployment and operating losses. In addition, if the Company is not able to raise a significant amount of long-term capital in the near future, the Company's ability to meet its current and long-term obligations and to continue operations will be in doubt.

Results of Operations - VIC-RMTS-DC, LLC
----------------------------------------

     In December 1999 and February 2000, a subsidiary of SBC purchased a 36.0% direct ownership interest in VIC-RMTS-DC, LLC, a majority-owned subsidiary of OnePoint Communications Corp. in exchange for $15.0 million. The agreement provided OnePoint Communications Corp. the right to repurchase a portion or all of the VIC-RMTS-DC, LLC interest and provided the SBC subsidiary the right to put the VIC-RMTS-DC, LLC interest to OnePoint Communications Corp.'s chairman personally under the same terms. In April 2000, OnePoint Communications Corp. exercised its rights to repurchase 24.0% of VIC-RMTS-DC LLC in exchange for $10.4 million.

     Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999

     Revenue

     VIC-RMTS-DC, LLC's total revenues for the three months ended June 30, 2000 were $1.8 million compared to $1.0 million in the three months ended June 30, 1999, an increase of $0.8 million or 80.8% as VIC-RMTS-DC, LLC significantly increased its volume of operations and subscriber base.

     Cost of Revenue

     VIC-RMTS-DC, LLC's cost of revenue (telecommunication service costs and payments to owners and employees of multiple dwelling units) was $2.2 million in the three months ended June 30, 2000 as compared to $1.2 million in the three months ended June 30, 1999, an increase of $1.0 million or 83.3%. VIC-RMTS-DC, LLC makes payments to developers of multiple dwelling units in advance of revenues to secure long term contracts. Cost of revenue for the three months ended June 30, 2000 exceeded revenue by $0.3 million primarily because payments to certain MDU owners are structured on a per passing basis and because of higher costs during a customer's installation period.

     Selling, General and Administrative Expenses

     VIC-RMTS-DC, LLC's selling, general and administrative expenses were $3.8 million in the three months ended June 30, 2000 compared to $2.0 million in the three months ended June 30, 1999, an increase of $1.8 million, or 90.0%. This was primarily the result of increases in personnel and related costs associated with the provisioning of an increased volume of subscribers for VIC-RMTS-DC, LLC's communications services. VIC-RMTS-DC, LLC continues to experience high customer activation costs as it currently provides services through resale agreements with the ILECs and is dependent on the ILECs for the efficiency of order processing and installation.

     Depreciation and Amortization

     VIC-RMTS-DC, LLC's depreciation and amortization was $0.1 million in the three months ended June 30, 2000 compared to $0.1 million in the three months ended June 30, 1999, resulting in no increase or decrease.

     Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

     Revenue

     VIC-RMTS-DC, LLC's total revenues for the six months ended June 30, 2000 were $3.6 million compared to $1.9 million in the six months ended June 30, 1999, an increase of $1.7 million or 89.5% as VIC-RMTS-DC, LLC significantly increased its volume of operations and subscriber base.

     Cost of Revenue

     VIC-RMTS-DC, LLC's cost of revenue (telecommunication service costs and payments to owners and employees of multiple dwelling units) was $4.3 million in the six months ended June 30, 2000 as compared to $2.3 million in the six months ended June 30, 1999, an increase of $2.0 million or 87.0%. VIC-RMTS-DC, LLC makes payments to developers of multiple dwelling units in advance of revenues to secure long term contracts. Cost of revenue for the six months ended June 30, 2000 exceeded revenue by $0.6 million primarily because payments to certain MDU owners are structured on a per passing basis and because of higher costs during a customer's installation period.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $6.7 million in the six months ended June 30, 2000 compared to $4.8 million in the six months ended June 30, 1999, an increase of $1.9 million, or 39.6%. This was primarily the result of increases in personnel and related costs associated with the provisioning of an increased volume of subscribers for VIC-RMTS-DC, LLC's communications services. VIC-RMTS-DC, LLC continues to experience high customer activation costs as it currently provides services through resale agreements with the ILECs and is dependent on the ILECs for the efficiency of order processing and installation.

     Depreciation and Amortization

     Depreciation and amortization was $0.2 million in the six months ended June 30, 2000 compared to $0.2 million in the six months ended June 30, 1999, resulting in no increase or decrease.

Liquidity and Capital Resources - VIC-RMTS-DC, LLC
(Dollars in thousands, except per unit data)

     VIC-RMTS-DC, LLC has financed its development with $39.9 of contributed equity by unit holders.

     VIC-RMTS-DC, LLC's cash flows used in operating activities were $7.3 million and $5.3 million in the six months ended June 30, 2000 and the six months ended June 30, 1999, respectively, an increase of $2.0 million or 37.7%. The increased number of subscribers and the associated costs to support those subscribers during the six months ended June 30, 2000 precipitated this increase. Cash flows used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

     Net cash used by VIC-RMTS-DC, LLC for acquisitions of property and equipment during the six months ended June 30, 2000 totaled $0.03 million, compared to $0.4 million in the six months ended June 30, 1999. As of June 30, 2000 VIC-RMTS-DC, LLC had an accumulated deficit of $38.1 million, and had no cash or cash equivalents.

     VIC-RMTS-DC, LLC's cash flows used in investing activities in the six months ended June 30, 2000 were $0.03 million. Cash flows used in investing activities in the six months ended June 30, 1999 were $0.4 million. Cash flows provided by financing activities were $7.4 million and $5.7 million in the six months ended June 30, 2000 and the six months ended June 30, 1999, respectively. As of June 30, 2000 VIC-RMTS-DC, LLC had no cash or cash equivalents.

     VIC-RMTS-DC, LLC will be required to raise significant additional capital during 2000 in order to fund its current business plan. VIC-RMTS-DC, LLC's business plan entails the expansion into new markets and the deployment of considerable network equipment during 2000 which will enable VIC-RMTS-DC, LLC to provide differentiated and higher margin facilities-based voice and data services. Without sufficient capital to purchase this equipment and fund market expansion, VIC-RMTS-DC, LLC will be forced to reduce its network deployment which will result in the continuation of operating losses from its current resale platform and restrict its ability to offer competitive high-speed data services. In addition, in the event VIC-RMTS-DC, LLC or the Company is unable to raise sufficient additional capital, VIC-RMTS-DC, LLC's results of operations, financial position, and ability to continue operations will experience material adverse effects.

     In addition to its current capital requirement, VIC-RMTS-DC, LLC expects significant ongoing cash requirements for the next several years due to continued expansion of its customer base and the need to invest in facilities and equipment to support telephony and data services. VIC-RMTS-DC, LLC's future cash requirements will depend on a number of factors including (i) the rate at which VIC-RMTS-DC, LLC secures Right of Entry Agreements, (ii) the level of penetration achieved for telephony services and the pricing of such services,
(iii) the rate at which VIC-RMTS-DC, LLC deploys telephony and internet facilities, the cost of equipment required to do so, and its ability to aggregate traffic onto VIC-RMTS-DC, LLC's facilities, and (iv) the expansion to additional markets, if any. However, there can be no assurances that VIC-RMTS-DC, LLC or the Company will be able to obtain the capital in a timely fashion or at levels sufficient to support it operating requirements.

     VIC-RMTS-DC, LLC's future results of operations will be materially impacted by its ability to finance its planned business strategies. VIC-RMTS-DC, LLC expects that its ability to finance its operations through the third quarter of 2000 is dependent on the securing of certain debt financing and the raising of additional capital by the Company. However, there can be no assurances that the Company will be able to raise additional capital or secure the debt financing, or of the terms of any such transaction. In the event the Company is unsuccessful in raising additional capital or securing debt financing the Company may not be able to fund VIC-RMTS-DC, LLC's network deployment and operating losses. If VIC-RMTS-DC, LLC or the Company is not able to raise a significant amount of long-term capital in the near future, VIC-RMTS-DC, LLC's and the Company's ability to meet their current and long-term obligations and continue operations will be in doubt.

Results of Operations - OnePoint Services, LLC

OnePoint Services, LLC commenced operations on November 30, 1999

     OnePoint Services, LLC's total revenues for the six months ended June 30, 2000 were $4.4 million. Cost of Revenue (consisting primarily of telecommunication costs to provide prepaid phone service) was $3.7 million for the six months ended June 30, 2000. Selling general and administrative expenses were $1.6 million for the same period. Depreciation and amortization was $0.2 million for the six months ended June 30, 2000. Interest income was $0.03 million for the six months ended June 30, 2000 comprised of interest on funds available for anticipated needs for the remainder of 2000.

Liquidity and Capital Resources - OnePoint Services, LLC

     OnePoint Services, LLC began operations in December 1999 and has financed its development with $3.2 million of contributed equity by unit holders.

     OnePoint Services, LLC's cash flows used in operating activities were $1.5 million for the quarter ended June 30, 2000. Cash flows used in operating activities can vary from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

     Net cash used by OnePoint Services, LLC for the acquisitions of property and equipment during the six months ended June 30, 2000 was $0.1 million. As of June 30, 2000 OnePoint Services, LLC has an accumulated deficit of $1.3 million and had $0.1 million of cash and cash equivalents.

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

Inflation

     The Company's obligations under the Credit Facility and the Second Credit Facility bear interest at floating rates, and an increase in interest rates could adversely affect, among other things, the Company's ability to meet its debt service requirements. VIC-RMTS-DC, LLC and OnePoint Services, LLC are not exposed to inflation other than those exposures attributable to the Company.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

OnePoint Communications Corp.

     The Company has certain exposure to financial market risks, including changes in the interest rates and other relevant market prices. Specifically, an increase or decrease in interest rates would affect interest costs relating to our Credit Facility and our Second Credit Facility. At June 30, 2000, the Company has an outstanding loan balance of $8.3 million and $13.7 million on the Credit Facility and the Second Credit Facility, respectively. The outstanding loan balances represent approximately 21.4 % of our outstanding long-term debt.

     The Company also maintains securities which are classified as "available for sale" valued at $18.7 million as of June 30, 2000. An immediate increase or decrease in interest rates could have a material impact on the fair value of these financial instruments or on our short-term investment portfolio.

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

     VIC-RMTS-DC, LLC and OnePoint Services, LLC are not exposed to any significant market risks other than those exposures attributable to the Company.

PART II.  OTHER INFORMATION:

Item 1.  Legal Proceedings
--------------------------

OnePoint Communications Corp., VIC-RMTS-DC, LLC and OnePoint Services, LLC

     From time to time, the Company, VIC-RMTS-DC, LLC and OnePoint Services, LLC have been and are involved in various legal proceedings. The ultimate legal and financial liability of the Company, VIC-RMTS-DC, LLC and OnePoint Services, LLC with respect to such proceedings cannot be estimated with certainty, but the Company, VIC-RMTS-DC, LLC and OnePoint Services, LLC believe, based on their examination of such matters, that none of such proceedings, if determined adversely to the Company, VIC-RMTS-DC, LLC or OnePoint Services, LLC would have a material adverse effect on their results of operations and financial condition and their ability to meet their obligations under the Senior Notes.

Item 2. Changes in Securities
-----------------------------

        Sale of 19,570 shares of OnePoint Communications Corp. common stock to Bell Atlantic Investments, Inc. on May 2, 2000
        Sale of 10,075 shares of OnePoint Communications Corp. common stock to VIC2 on May 16, 2000.

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

        None

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

        (a)  The Company filed herewith the following exhibits:

             Financial Data Schedule.  Filed herewith.

     On August 7, 2000, the Company filed with the Securities and Exchange Commission a report on the form 8-K with respect to the signing of a definitive merger agreement with a subsidiary of Verizon Communications.

     On August 14, 2000 the Company filed with the Securities and Exchange Commission a report on form 8-K/A to make a technical change to a name of one of the parties to the definitive merger agreement with Verizon Communications.

     Definitive agreement with 21st Century Cable TV of Chicago, Inc. to sell the private cable and related assets of the Company's wholly-owned subsidiary OnePoint Communications-Illinois, LLC.

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


                                    ONEPOINT COMMUNICATIONS CORP.



                                    By:     /s/ JOHN D. STAVIG
                                        -------------------------
                                         John D. Stavig
                                         Chief Financial Officer

                           ASSET PURCHASE AGREEMENT

                           DATED AS OF JUNE 16, 2000

                                     AMONG

                    21st CENTURY CABLE TV OF CHICAGO, INC.,

                        ONEPOINT COMMUNICATIONS CORP.,

                                      AND

                   ONEPOINT COMMUNICATIONS-ILLINOIS, L.L.C.,

                               TABLE OF CONTENTS
                               -----------------

                                                                            Page

                                   ARTICLE I
                          SALE AND PURCHASE OF ASSETS
Section 1.1  Sale and Purchase of Assets....................................  2
Section 1.2  Liabilities Assumed by Buyer...................................  4
Section 1.3  Deposit........................................................  4
Section 1.4  Transfer Taxes and Other Taxes.................................  5
Section 1.5  Assignment and Assumption of Contracts, Etc....................  5

                                  ARTICLE II
                 PURCHASE PRICE; CLOSING; DELIVERY AND PAYMENT

Section 2.1  Purchase Price.................................................  6
Section 2.2  Purchase Price Deductions......................................  6
Section 2.3  Customer Receivables Adjustment................................  7
Section 2.4  Post-Closing Contingent Payments...............................  7
Section 2.5  Payment of the Post-Closing Contingent Payments................  8
Section 2.6  Closing Date...................................................  9
Section 2.7  Delivery and Payment...........................................  9

                                  ARTICLE III
                 REPRESENTATIONS AND WARRANTIES OF THE SELLERS

Section 3.1  Organization and Standing...................................... 10
Section 3.2  Consents, Authorizations and Binding Effect.................... 10
Section 3.3  Financial Statements and Financial Condition;
             Absence of Undisclosed Liabilities............................. 11
Section 3.4  Title to and Condition of Purchased Assets..................... 11
Section 3.5  Real Property.................................................. 12
Section 3.6  Litigation..................................................... 13
Section 3.7  Compliance..................................................... 13
Section 3.8  Environmental and Health Impairment............................ 14

Section 3.9  Taxes and Other Payments....................................... 16
Section 3.10 Patents, Trademarks, Trade Secrets, Etc........................ 18
Section 3.11 Employment Matters............................................. 22
Section 3.12 Material Contracts............................................. 22
Section 3.13 Affiliate Transactions; Conflicts.............................. 23
Section 3.14 Absence of Certain Changes, Etc................................ 23
Section 3.15 Subscribers; Homes Passed; Rates............................... 25
Section 3.16 Subject Systems................................................ 25
Section 3.17 Licenses....................................................... 27
Section 3.18 Assumed Contracts; Right of Entry Agreements................... 29
Section 3.19 FCC and Copyright.............................................. 30
Section 3.20 No Brokers..................................................... 31
Section 3.21 Other Information; Buyer's Investigation....................... 31
Section 3.22 Landmark and Construction Permits Issues....................... 31
Section 3.23 SMATV Systems.................................................. 31
Section 3.24 Rate Regulation................................................ 31
Section 3.25 Customer Receivables........................................... 31
Section 3.26 Programming.................................................... 32

                                  ARTICLE IV
                    REPRESENTATIONS AND WARRANTIES OF BUYER

Section 4.1  Due Organization............................................... 32
Section 4.2  Consents, Authorizations and Binding Effect.................... 32

                                   ARTICLE V
                       CERTAIN COVENANTS OF THE PARTIES

Section 5.1  Conduct of the Subject Business................................ 33
Section 5.2  Access to Information.......................................... 34
Section 5.3  Other Offers................................................... 35
Section 5.4  Notices of Certain Events...................................... 35
Section 5.5  Non-competition................................................ 36
Section 5.6  Commercially Reasonable Efforts; Further Assurances............ 37
Section 5.7  Certain Filings................................................ 37
Section 5.8  Confidentiality................................................ 37
Section 5.9  Public Announcements........................................... 38
Section 5.10 Required Approvals............................................. 38
Section 5.11 Validly Transferred Right of Entry Agreements.................. 38
Section 5.12 Post-Closing Management and Transition......................... 39
Section 5.13 Termination Expenses........................................... 39

Section 5.14 Employees...................................  ................. 40
Section 5.15 Compliance with Bulk Sales Laws................................ 40

                                  ARTICLE VI
                                  CONDITIONS

Section 6.1  Conditions Precedent to Each Party's Obligations............... 40
Section 6.2  Conditions Precedent to Buyer's Obligations.................... 41
Section 6.3  Conditions Precedent to Obligations of Sellers................. 42

                                  ARTICLE VII
                           INDEMNIFICATION; SURVIVAL

Section 7.1  Survival....................................................... 43
Section 7.2  Indemnification Generally...................................... 43
Section 7.3  Indemnification Procedures..................................... 45
Section 7.4  Escrow Fund.................................................... 47
Section 7.5  Materiality.................................................... 47

                                 ARTICLE VIII
                                 MISCELLANEOUS

Section 8.1  Termination.................................................... 47
Section 8.2  Expenses....................................................... 48
Section 8.3  Entire Agreement............................................... 48
Section 8.4  Notices........................................................ 48
Section 8.5  Definitions.................................................... 50
Section 8.6  Governing Law.................................................. 61
Section 8.7  Jurisdiction................................................... 61
Section 8.8  WAIVER OF JURY TRIAL........................................... 62
Section 8.9  Assignability.................................................. 62
Section 8.10 Remedies....................................................... 62
Section 8.11 Waivers and Amendments......................................... 62
Section 8.12 Illegality..................................................... 62
Section 8.13 Descriptive Headings........................................... 62
Section 8.14 Counterparts................................................... 63

                           ASSET PURCHASE AGREEMENT

         ASSET PURCHASE AGREEMENT, dated as of June 16, 2000 (this "Agreement"),
                                                                    ---------
by and among (i) 21st Century Cable TV of Chicago, Inc., a Delaware corporation ("Buyer"), (ii) OnePoint Communications Corp., a Delaware corporation (the
  -----
"Parent"), and (iii) OnePoint Communications - Illinois L.L.C., a Delaware
-------
limited liability company and a wholly-owned subsidiary of Parent ("OnePoint,"
                                                                    --------
together with Parent, the "Sellers") and (iv) James A. Otterbeck, ("Otterbeck")
                           -------
the indirect, beneficial owner of 89.1% of the Parent's common stock but only with respect to the provisions of Section 5.5. Capitalized terms used and not
                                  -----------
otherwise defined herein have the meanings ascribed to such terms in ARTICLE
VIII.

         WHEREAS, the Sellers desire to sell to Buyer, and Buyer desires to purchase from the Sellers, all right, title and interest of the Sellers in and to the Purchased Assets (as defined in Section 1.1(a)) for the consideration and
                                       --------------
upon the terms and conditions hereinafter set forth (the "Transaction").  The
                                                          -----------
Purchased Assets represent substantially all of the tangible and intangible assets used by the Sellers in connection with the operation of OnePoint's cable television and certain of its telephone and data systems in the geographic markets listed on Exhibit A hereto (the "Subject Systems"). The business of
                  ---------              ---------------
operating the Subject Systems is referred to herein as the "Subject Business"
                                                            ----------------
and the portion of OnePoint's business other than the Subject Business is referred to herein as the "Excluded Business";
                           -----------------

         WHEREAS, concurrently with the execution of this Agreement (the "Signing"), Buyer has made payment to Parent of five million dollars
 -------
($5,000,000), in cash, as a refundable deposit (the "Deposit") to be applied to
                                                     -------
payment of the Purchase Price (as defined in Section 2.1) or repaid, upon the
                                             -----------
occurrence of any  Termination Event (as defined in Section 8.1(a));
                                                    --------------

         WHEREAS, as a condition to the consummation of the transactions contemplated by this Agreement, two million dollars ($2,000,000) of the Purchase Price (the "Indemnity Escrow Amount") shall be deposited with The Chase
            -----------------------
Manhattan Bank as escrow agent (the "Escrow Agent") according to the terms of an
                                     ------------
indemnity escrow agreement substantially in the form of Exhibit B hereto (the
                                                        ---------
"Indemnity Escrow Agreement") as security for Sellers' indemnification
---------------------------
obligations hereunder and as more fully described in ARTICLE VII herein;

         WHEREAS, as a condition to the consummation of the transactions contemplated by this Agreement, the parties shall enter into a transition services agreement (the "Transition Services Agreement") pursuant to which
                         -----------------------------
Sellers shall provide certain transition services to Buyer following the Closing (as defined in Section 2.6);
               -----------

         NOW, THEREFORE, in consideration of the mutual benefits to be derived and the representations and warranties, conditions and promises herein contained, and intending to be legally bound hereby, Buyer and Sellers hereby agree as follows:

1                                   ARTICLE

2                         SALE AND PURCHASE OF ASSETS

(a)      Section     Sale and Purchase of Assets.  At the Closing, Sellers
                     ---------------------------
shall convey, sell, transfer, assign and deliver unto Buyer, and its successors and assigns forever, all of the right, title and interest of Sellers in the businesses, franchises, rights, claims, privileges, properties and assets owned, used in, held for use in connection with, or necessary to the operation of the Subject Business, of every nature and description, tangible and intangible, all as the same shall exist on the Closing Date (as defined in Section 2.6) (the
                                                           -----------
"Purchased Assets"), including, without limitation, the following:
 ----------------

     (i) the Assumed Contracts, including, without limitation, the Right of Entry Agreements;

     (ii)           the FCC Licenses;

     (iii)          the Other Licenses;

     (iv)           the Real Property;

     (v)            the Customer Receivables;

     (vi)           the Inventory;

     (vii)          the Equipment;

     (viii)         the Vehicles;

     (ix)           the Prepaid Rent and Prepaid Expenses;

     (x)            the Books and Records;

     (xi)           the deposits made by Sellers in respect of the Purchased
     Assets; and

     (xii)          all other assets of Sellers used in connection
     with the Subject Business other than the Excluded Assets (as defined in
     Section  1.1(b)).
     ------   -------

(b)            Notwithstanding the provisions of Section 1.1(a), the Purchased
                                                 --------------
Assets shall not include any right, title or interest of Sellers in, to or under any of the following assets (the "Excluded Assets"):
                                  ---------------

     (i) all assets of Sellers located outside of the Subject Area which are not used by Sellers in connection with the Subject Business;

     (ii) all assets of Sellers exclusively used in connection with the operation of OnePoint's telephone systems, except for those assets used to provide telephone services pursuant to Right of Entry Agreements for properties in which both cable and telephone services are contracted to be provided and are located in Chicago Franchise Area 1 (notwithstanding the exclusion of any assets related to corporate functions (as set forth in Schedule 1.1(b)(vii)) with respect thereto);

     (iii) the rights of the Sellers in and to any and all names, trade names, logos, trademarks and services marks, including, without limitation, "OnePoint", except as provided in the Transition Services Agreement and except to the extent that Persons have "chi.OnePointcom.net" email addresses (in respect of which Buyer and such Persons have the right to use such addresses for one year following the Closing Date);

     (iv)       the bank accounts of the Subject Systems;

     (v) all the programming agreements in respect of the Purchased Assets, except for programming agreements between the Sellers and WYCC and the Fox Sports Channel;

     (vi) all assets related to SMATV Systems located in Restricted SMATV Areas (unless and until such SMATV Systems become located in Non-Restricted SMATV Areas pursuant to the terms set forth in Section 2.4(d)); and
                                                     ---------------

     (vii)      all assets listed or described on Schedule 1.1(b)(vii)
                                                  --------------------
     hereto.

2.2         Section   Liabilities Assumed by Buyer.  Subject to the terms and
                      ----------------------------
provisions of this Agreement, and except as otherwise provided by this
Section 1.2, Buyer shall assume no liabilities of Sellers except (i) the
-----------
liabilities listed on Schedule 1.2, and (ii) the liabilities and obligations of
                      ------------
the Subject Business arising after the Closing Date and based on the operations of the Subject Business after the Closing Date under the Assumed Contracts and the Licenses (the "Assumed Liabilities"), which Buyer shall pay, satisfy and
                   -------------------
discharge in accordance with their terms, subject to any defenses or claimed offsets asserted in good faith against the obligee to whom such liabilities are owed. Except for the Assumed Liabilities, Buyer is not hereby assuming or agreeing to pay, perform or discharge, and shall not be liable for, any past, current or future liabilities, debts or obligations of Sellers of any kind, character or description, whether accrued or fixed, absolute or contingent, direct or indirect, matured or unmatured, or determined or undetermined, and the Sellers shall remain solely and exclusively liable therefor (the "Retained
                                                                  --------
Liabilities").
-----------

(a)         Section   Deposit.    Subject to the provisions of Section
                      -------
1.3(c), concurrently with the Signing, Buyer will pay to Parent the Deposit to
------
be held in good faith by Parent as a deposit to be applied against payment of the Purchase Price. Upon the occurrence of any Termination Event, each of the Sellers shall be jointly and severally obligated to pay to Buyer, and shall pay to Buyer, the full amount of the Deposit (the "Deposit Refund") by wire
                                                   --------------
transfer in immediately available funds to an account designated by Buyer, and shall make such payment
within two (2) weeks (the "Notice Period") of Buyer's notice to Sellers of any
                           -------------
Termination Event and demand for payment thereof.

(b) In the event that the Sellers do not pay the Deposit Refund to Buyer within the Notice Period, the Sellers shall pay to Buyer a penalty fee equal to $100,000 (the "Penalty") at the conclusion of each and every week
                        -------
following the expiration of the Notice Period.

(c) Payment by Buyer of the Deposit shall be contingent upon Sellers' delivery to Buyer prior to Signing of written evidence that the holders of any outstanding capital stock of either of the Sellers (the "Seller
                                                                ------
Shareholders") and the holders of any debt instruments to which the Sellers
------------
are a party (the "Seller Bondholders") shall have consented (the
                  ------------------
"Shareholder and Bondholder Consent") to consummation of the Transaction
-----------------------------------
prior to Signing; provided, however, that no Shareholder and Bondholder
                  --------  -------
Consent shall be required from any Seller Shareholder or Seller Bondholder whose consent would not otherwise be required to consummate the Transaction.


2.3       Section   Transfer Taxes and Other Taxes. Sellers shall pay all sales,
                    ------------------------------
use, documentary and/or transfer taxes, and other similar taxes, if any, imposed in connection with the transactions contemplated by this Agreement. All real property Taxes, personal property Taxes and similar ad valorem obligations
                                                    ----------
levied with respect to the Purchased Assets for a taxable period that includes (but does not end on) the Closing Date shall be apportioned between Sellers, on the one hand, and Buyer, on the other hand, as of the Closing Date, based on the number of days of such taxable period included in the period ending with and including the Closing Date (with respect to any such taxable period, the "Pre-
                                                                          ---
Closing Period"), and the number of days of such taxable period beginning after
--------------
the Closing Date (with respect to any such taxable period, the "Post-Closing Tax
                                                                ----------------
Period").
------
2.4       Section   Assignment and Assumption of Contracts, Etc.  Possession of
                    -------------------------------------------
all Purchased Assets to be acquired by Buyer pursuant to this Agreement shall be delivered to Buyer at Closing. The Sellers will retain ownership and de facto and de jure control of all non-assignable Purchased Assets and all Purchased Assets with respect to which consents to assignment shall not have been obtained or any attempted assignment would be ineffective or would impair the rights of Sellers thereunder, if any, and, insofar as permissible, to assign to Buyer, at Buyer's written request from time to time, any or all of such Purchased Assets, and to remit to Buyer all amounts paid to the Sellers with respect thereto after the Closing, promptly upon receipt thereof, and to cooperate with Buyer in any reasonable arrangement designed to provide to Buyer the benefits thereunder. The provisions of this Section 1.5 notwithstanding, Buyer may, but shall not be required to,
        -----------
assume and perform the obligations of Sellers under any contract, lease or agreement required to be set forth on Schedule 3.18(a)(i) hereto and not set
                                      -------------
forth thereon.
3                                   ARTICLE

4                PURCHASE PRICE; CLOSING; DELIVERY AND PAYMENT
                 ---------------------------------------------

4.1       Section        Purchase Price. The purchase price (the "Purchase
                         --------------                           --------
Price") for the Purchased Assets being acquired by Buyer pursuant to this
-----
Agreement shall be payable in cash and shall be equal to (i) ten million dollars ($10,000,000), less (ii), the Purchase Price Deductions calculated pursuant to
Section 2.2 and listed on the Purchase Price Deduction Certificate (as defined
-----------
in Section 2.2), plus (iii) the Customer Receivables Adjustment calculated
   -----------
pursuant to Section 2.3 and listed on the Customer Receivables Statement (as
            -----------
defined in Section 2.3), plus (iv) the Post-Closing Contingent Payments
           -----------
calculated pursuant to Section 2.4 and listed on the Post-Closing Contingent
                       -----------
Payments Statements (as defined in Section 2.4).
                                   -----------

4.2       Section        Purchase Price Deductions.  The Purchase Price shall be
                         -------------------------
reduced by (the "Purchase Price Deductions") the sum of:
                 -------------------------

(a) The product of (x) $990.49 multiplied by (y) the difference, if any, between 10,096 and the number of Equivalent Basic Subscribers receiving service at properties covered by Right of Entry Agreements transferred to Buyer at Closing ("Transferred Right of Entry Agreements") for
                                  -------------------------------------
which the Sellers have obtained applicable consents from the non-Seller parties to such Right of Entry Agreements as required to validly transfer such Right of Entry Agreements ("Validly Transferred Right of Entry Agreements") to Buyer at
                   ---------------------------------------------
the Closing Date (the "Subscriber Deduction").  In the event that the product
                       --------------------
determined in the preceding sentence is negative, the Subscriber Deduction shall be equal to zero.

(b) The product of (x) $990.49 multiplied by (y) the number of Thirty-Day Subscribers (the "Thirty-Day Subscriber Deduction").
                                -------------------------------

(c) The product of (x) $990.49 multiplied by (y) the number of Terminable Subscribers (the "Terminable Subscriber Deduction").
                                -------------------------------

(d) The product of (x) $990.49 multiplied by (y) the number of SMATV Subscribers located in Restricted SMATV Areas (the "SMATV Deduction").
                                                          ---------------

(e)                 The amount of any Assumed Liabilities (the "Assumed
                                                                -------
Liabilities Deduction") to be assumed by Buyer.
---------------------

     At Closing, Sellers shall prepare and deliver to Buyer a certificate (the "Purchase Price Deduction Certificate"), in form and substance reasonably
      ------------------------------------
     satisfactory to Buyer and executed by the Chief Financial Officer of OnePoint, setting forth the amount, if any, of the Purchase Price Reduction, including a detailed computation thereof and of each of the components thereof.

4.3       Section   Customer Receivables Adjustment.  The  Purchase Price
                    -------------------------------
shall be increased by the sum of (i) the value of 90% of the Customer Receivables which, at Closing, have been outstanding for no more than thirty
(30) days and (ii) the value of 50% of the Customer Receivables which, at Closing, have been outstanding for more than thirty (30) but no more than sixty
(60) days (the "Customer Receivables Adjustment"). At the Closing, Sellers
                -------------------------------
shall prepare and deliver to Buyer a statement (the "Customer Receivables
                                                     --------------------
Statement"), in form and substance reasonably satisfactory to Buyer and executed
---------
by the Chief Financial Officer of OnePoint, setting forth a list of all Customer Receivables and the period for which each Customer Receivable has been outstanding as of the Closing Date.

4.4       Section   Post-Closing Contingent Payments. Subject to Section 2.5
                    --------------------------------             -----------
below, and at the applicable times for payment specified in such section, Buyer shall make payments to Seller, (the "Post-Closing Contingent Payments")
                                     --------------------------------
equal to the sum, if any, of:
--------

(a) the product of (x) $990.49 multiplied by (y) the number of Invalid Subscribers as of the date that is two months following the Closing Date (the "Two-Month Post-Closing Date"), if any, who are covered by Validly
      ---------------------------
Transferred Right of Entry Agreements (the "Invalid Subscriber Adjustment").
                                            -----------------------------

(b) the product of (x) $990.49 multiplied by (y) the number of Thirty-Day Subscribers as of the Two-Month Post-Closing Date, if any, who shall have paid applicable rates for services of the Subject Business for more than thirty (30) days following initiation of their subscription to such services (the "Thirty-Day Subscriber Adjustment").
      --------------------------------

(c) the product of (x) $990.49 multiplied by (y) the number of Terminable Subscribers as of the date that is six months following the Closing Date (the "Six-Month Post-Closing Date"), if any, who shall have become covered
           ---------------------------
by Validly Transferred Right of Entry Agreements that have been renewed by Sellers according to terms substantially identical to those contained in such Right of Entry Agreements prior to renewal and in no event with terms less favorable than current market terms, rates and conditions (the "Terminable
Subscriber Adjustment").                                        ----------
---------------------

(d) The product of (x) $990.49 multiplied by (y) the number of SMATV Subscribers who, as of the Six-Month Post-Closing Date, shall have become located in Non-Restricted SMATV Areas (the "SMATV Adjustment").
                                            ----------------

     On the Two-Month Post-Closing Date in respect of the Invalid Subscriber Adjustment and the Thirty-Day Subscriber Adjustment and on the Six-Month Post-Closing Date in respect of the Terminable Subscriber Adjustment and the SMATV Adjustment, Seller shall prepare and deliver to Buyer a statement (each, a "Post-Closing Contingent Payment Statement") in form and substance reasonably
 -----------------------------------------
satisfactory to Buyer and executed by the Chief Financial Officer of OnePoint, setting forth the amount, if any, of the Post-Closing Contingent Payments payable in respect thereof, including a detailed computation thereof and each of them components thereof.

4.5       Section   Payment of the Post-Closing Contingent.  The portion of the
                    --------------------------------------
Post-Closing Contingent Payments comprising both the Invalid Subscriber Adjustment, if any, as well as the Thirty-Day Subscriber Adjustment, if any, shall be paid by Buyer to Parent on the date that is seventy five (75) days following the Closing Date, and the portion of the Post-Closing Contingent Payments comprising the Terminable Subscriber Adjustment, and the SMATV Adjustment, if any, shall be paid by Buyer to Parent on the date that is two hundred (200) days following the Closing Date. In the event that calculation of the Purchase Price Deductions results in a Purchase Price at Closing which is less than $7,000,000, all sums to be paid to Parent in connection with any Customer Receivables Adjustment or Post-Closing Contingent Payments shall be deposited with the Escrow Agent in accordance with the terms of the Indemnity Escrow Agreement, until the portion of the Purchase Price deposited with such Escrow Agent is equal to the Indemnity Escrow Amount.

4.6       Section   Closing Date. Subject to the parties' right to terminate
                    ------------
this Agreement pursuant to Section 8.1(a) hereto, the closing (the "Closing") of
                           --------------                           -------
the
transactions contemplated by this Agreement shall take place at the offices of Skadden, Arps, Slate, Meagher & Flom LLP, Four Times Square, New York, NY at 11:00 A.M., New York City time, on the third business day after all conditions to Closing set forth in Section 6 shall have been satisfied or waived or such
                        ---------
other time as maybe mutually agreed upon in writing by Buyer and the Sellers (the "Closing Date").
      ------------

4.7       Section   Delivery and Payment. On the Closing Date:
                    --------------------
(a) Buyer shall deliver to Parent the Purchase Price, less the Deposit paid to Parent at Signing and less the Indemnity Escrow Amount to be deposited with the Escrow Agent.

(b) Sellers shall deliver to Buyer a bill of sale and such other instruments of transfer, assignment, conveyance and other instruments sufficient to convey, transfer and assign to Buyer free and clear of all Liens (as defined in Section 3.4), all right, title and interest in and to the Purchased Assets
   -----------
together with possession of such Purchased Assets, all in form and substance reasonably satisfactory to Buyer;

(c) Buyer shall deliver to each Seller such instruments of assumption sufficient to assume, discharge or perform when due, all of the Assumed Liabilities, all in form and substance reasonably satisfactory to Sellers; and

(d) Sellers shall deliver such documents as are required pursuant to Sections 2.2, 2.3 and 6.2 hereof.
            ------------  ---     ---


5                                   ARTICLE

6                REPRESENTATIONS AND WARRANTIES OF THE SELLERS
                 ---------------------------------------------

     Each of the Sellers, jointly and severally, represents and warrants to Buyer, which representations shall be true, correct and complete as of the date hereof and as of the Closing Date, as follows:

6.1       Section   Organization and Standing.  Each of the Parent and OnePoint
                    -------------------------
is a Corporation and a limited liability company, respectively, duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation and formation, respectively, and is duly qualified to transact business as a foreign corporation and foreign limited liability company, respectively, in the jurisdictions where it is required to qualify in order to conduct the Subject Business as presently conducted.Each of the Sellers has the power and authority (corporate and otherwise) to own, lease and operate its properties, to carry on the Subject Business as now conducted and to enter into this Agreement.
6.2       Section   Consents, Authorizations and Binding Effect. Each
                    -------------------------------------------
Seller may execute, deliver and perform this Agreement without the necessity of obtaining any consent, approval, authorization or waiver or giving any notice, except for such consents, approvals, authorizations or waivers set forth on
Schedule 3.2 hereto or which have been obtained and are unconditional and in
------------
full force and effect and such notices which have been duly given. This Agreement has been duly authorized, executed and delivered by each Seller and constitutes the legal, valid and binding obligation of each Seller, enforceable against each in accordance with its terms, except as may be limited by bankruptcy,reorganization, insolvency and similar laws of general application relating to or affecting the enforcement of rights of creditors. Except as set forth on Schedule 3.2 hereto, the execution, delivery and performance of this
         ------------
Agreement by each Seller will not (with or without the giving of notice or passage of time): (a) constitute a violation of the articles of incorporation or the by-laws of the Parent or the certificate of formation or operating agreement of OnePoint; (b) conflict with, result in the breach of or constitute a default under any debt instrument, credit agreement or indenture to which either of the Sellers is bound or is a party or any Assumed Contract relating to the Subject Business to which either of the Sellers is a party or by which the Purchased Assets or the Subject Business may be bound or affected or any other contract, agreement or instrument in respect of which the failure to obtain consent would materially impair the ability of the parties to consummate the transactions contemplated hereby; (c) constitute a violation of any statute, judgment, order, decree, regulation or rule of any court, governmental authority or arbitrator applicable or relating to the Purchased Assets or the Subject Business; or (d) result in the creation of any Lien upon any of the Purchased Assets. No consent, approval or authorization of, waiver from or notice to any other party is required to maintain in full force and effect for the benefit of Buyer the Assumed Contracts, other than such consents and waivers described on Schedule
                                                                     --------
3.2 hereto or which have been obtained and are unconditional and in full force
---
and effect and such notices which have been duly given.

(a)       Section   Financial Statements and Financial Condition; Absence
                    -----------------------------------------------------
of Undisclosed Liabilities.  Each of the Sellers has maintained its books of
--------------------------
account in accordance with applicable laws, rules and regulations, and such books and records are, and during the periods covered by the Year End Statements and the

March Statement (as defined in this Section 3.3) were, correct and complete in
                                    -----------
all material respects, fairly and accurately reflect the income, expenses, assets and liabilities of the Sellers and the Subject Business, including the nature thereof and the transactions giving rise thereto, and provided a fair and accurate basis for the preparation of the Year End Statements and the Closing Date Statement. Attached as Schedule 3.3(a)(i) hereto are the balance sheets and
                            ------------------
statements of income and cash flows of each of the Sellers as of and for the twelve month periods ended December 31, 1999 and 1998 (the "Year End
                                                            --------
Statements") and for the interim period ended March 31, 2000 (the "March
----------                                                         -----
Statement" and, together with the Year End Statements, the "Financial
---------                                                   ---------
Statements"). Except as set forth on Schedule 3.3(a)(ii) hereto, the Financial
----------                           -------------------
Statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The Financial Statements are correct and complete in all
             ----
material respects, and present fairly the financial position of the Sellers and the Subject Business as of the dates of such statements and the results of operations and cash flows for the periods covered by such statements.


(b) None of the Sellers or the Subject Business has any liabilities of any kind whatsoever (whether accrued or fixed, absolute or contingent, direct or indirect, matured or unmatured, or determined or undetermined) and Sellers have paid or otherwise satisfied all outstanding invoices with respect to the Subject Business, including, but not limited to, copyright fees, revenue share fees with respect to the Right of Entry Agreements, programming fees and outstanding invoices to vendors and suppliers other than (i) those set forth or reserved against in the Financial Statements and (ii) those set forth on Schedule 3.3(b) hereto.
                            ---------------

(c)            Section   Title to and Condition of Purchased Assets.  Each of
                         ------------------------------------------
the Sellers have, and pursuant to this Agreement will convey, sell, transfer and assign to Buyer at Closing, good and marketable title to the Purchased Assets, free and clear of liens, encumbrances, claims, security interests, mortgages, pledges, agreements or rights of others (individually a "Lien" and collectively
                                                         ----
"Liens"), other than Liens described on Schedule 3.4(a) hereto, none of which
 -----                                  ---------------
affects, individually or in the aggregate, the marketability of the title to such assets or materially detracts from the value of such assets or the use or enjoyment thereof in the ordinary course of business.

(d)                      Except as disclosed on Schedule 3.4(b)(i), the
                                                ------------------
Purchased Assets constitute all of the assets used by the Sellers in connection with the operation of the Subject Business as presently conducted or as contemplated to be conducted by the Sellers. None of the Purchased Assets has been affected by any fire, accident, act of God or any other casualty that materially and adversely impairs the Subject Business. Schedule 3.4(b)(ii) hereto contains a summary description
                      -------------------
of tangible personal property owned or leased by Sellers and used in connection with the Subject Business.

(e) The plant, structures and equipment constituting the Purchased Assets are structurally sound with no material defects and, as a whole, are in good operating condition and repair (reasonable wear and tear excepted) and are adequate for the uses to which they are being put; and none of such plant structures or equipment are in need of maintenance or repairs except for ordinary, routine maintenance and repairs which are not material in nature or cost, and the Subject Systems meet all material current regulatory and industry technical performance standards applicable to Sellers' operation of the Subject Business for systems of their particular design.

(f)            Section   Real Property.  Neither of the Sellers owns any fee
                         -------------
interest in fee estates in connection with the Subject Business.

(g)                      Schedule 3.5(b) contains a complete and correct list of
                         ---------------
all Real Property leased, subleased, licensed, used or occupied by the Sellers in connection with the Subject Business pursuant to the Leases ("Leased Real
                                                                 -----------
Property") setting forth information sufficient to identify specifically such
--------
Leased Real Property and material terms of the Leases with respect thereto. Each Lease grants the lessee under the Lease the right to use and occupy the premises and rights demised thereunder in accordance with the terms thereof, free and clear of any Liens, other than (i) Liens for current Taxes, assessments and other governmental charges not yet due and payable or that may subsequently be paid without penalty or that are being contested in good faith by appropriate proceedings, and (ii) matters set forth in Schedule 3.5(b) (collectively,
                                           ---------------
"Permitted Liens"). The Sellers have good and valid title to the leasehold
 ---------------
estate or other interest created under its respective Leases free and clear of any Liens other than Permitted Liens and except as otherwise provided in the Leases. In the case of easements, rights of access, rights-of-way, licenses and other interests included in the Real Property, the Sellers have such title or other interest as is necessary to permit the use and enjoyment of such properties substantially in the manner such properties are used and are contemplated to be used.

(h) The Leased Real Property constitutes all the leasehold and other interests in Real Property held by the Sellers in connection with the Subject Business, and constitutes all of the leasehold and other interests in Real Property necessary for the conduct of, or otherwise material to, the Subject Business, except for any leasehold or other interests in Real Property acquired or disposed of in the ordinary course of business after the date hereof.

(i) The Real Property has been maintained in compliance with all applicable Laws, including, without limitation, local zoning and subdivision ordinances, laws and licenses. To the knowledge of the Sellers, none of the Real Property is subject to any decree or order of any Governmental Authority to be sold or is being condemned, expropriated or otherwise taken by any Governmental Authority.

6.3            Section   Litigation. Except as described on Schedule 3.6 hereto,
                         ----------                         ------------
and whether or not covered by insurance, there are no material actions, suits, liens, claims or proceedings, whether in law or equity, or governmental or administrative investigations pending or, to the best knowledge of the Sellers, threatened against the Sellers in connection with the Subject Business, and no requests for environmental cleanup actions, cost reimbursement or contribution by any federal, state or local agencies or by any private parties pending or, to the best knowledge of the Sellers, threatened against the Sellers, in connection with the Subject Business or with respect to any of the Purchased Assets or any asset or property of others leased or used by the Sellers in connection with the Subject Business or the subject of any contract, lease or agreement to be assigned by Sellers to Buyer pursuant to this Agreement, or which questions or challenges the validity of this Agreement or any action taken or to be taken pursuant to this Agreement. With respect to any actions or other claims disclosed on Schedule 3.6, Sellers shall continue to defend such claims.
             ------------
6.4            Section   Compliance.  Except as described in Schedule 3.7 and
                         ----------                          ------------
except with respect to environmental laws covered by Section 3.8 hereof, each of
                                                     -----------
the Sellers is in compliance with, and no default or violation exists under, laws, rules, regulations, decrees and orders applicable to the businesses, operations and properties of the Subject Business except where the failure to be compliant would not have a Material Adverse Effect. Without limiting the generality of the foregoing, each of the Sellers and the Subject Business is in compliance with all federal, state and local laws, rules and regulations specifically applicable to cable, telephone and data operations and the provision of such cable, telephone and data services to customers. Neither the Sellers, the Subject Business, the Purchased Assets nor the transactions contemplated under this Agreement are subject to any judgment, order or decree entered in any lawsuit or governmental or legal proceeding, and no investigations have been conducted (other than by the Sellers) during the four (4) years prior to the date of this Agreement, in connection with the ownership, operation or use by any of the Sellers, of the Purchased Assets or the Subject Business. Each Seller has duly filed all reports and returns required to be filed by it with governmental authorities and obtained all governmental or regulatory permits and licenses and other governmental consents which are required in connection with the businesses and operations of the Subject Business, where the failure to file such reports or returns or the failure to obtain such permits, licenses or consents (individually or in the aggregate) reasonably could be expected to have a Material Adverse Effect. Such permits, licenses and consents are in full force and effect, and no proceedings for the suspension or cancellation of any of them are pending or, to the best knowledge of the Sellers, threatened.
6.5            Section   Environmental and Health Impairment.  Except as
                         -----------------------------------
disclosed in Schedule 3.8:
             ------------
(a) each of the Sellers, in connection with the Subject Business, holds and formerly held, and is and has been, in compliance with, all Environmental Permits, and each of the Sellers, in connection with the Subject Business, is, and has been, otherwise in compliance with all applicable Environmental Laws in connection with the Subject Business, and there are no known circumstances that might prevent or interfere with such compliance in the future;

(b) none of the Sellers, in connection with the Subject Business, has received any Environmental Claim or Electromagnetic Field Claim, and no Seller is aware, after reasonable inquiry, of any threatened Environmental Claim or Electromagnetic Field Claim or of any circumstances, conditions or events that could reasonably be expected to give rise to a material Environmental Claim or Electromagnetic Field Claim against any of the Sellers in connection with the Subject Business;

(c) none of the Sellers, in connection with the Subject Business, has entered into or agreed to any consent decree, order or agreement under any Environmental Law, and none of the Sellers, in connection with the Subject Business, is subject to any material judgment, decree, order or, to the Sellers' knowledge, other material requirement relating to compliance with any

Environmental Law or to investigation, cleanup, remediation or removal of regulated substances under any Environmental Law;

(d) there are no past (including, without limitation, with respect to assets or businesses formerly owned, leased or operated by any Seller) or present actions, activities, events, conditions or circumstances, including, without limitation, the release, threatened release, emission, discharge, generation, treatment, storage or disposal of Hazardous Materials, that could reasonably be expected to give rise to liability of any Seller in connection with the Subject Business under any Environmental Laws or any Assumed Contract;

(e) no modification, revocation, reissuance, alteration, transfer, or amendment of the Environmental Permits, or any review or approval of, any third party of the Environmental Permits is required in connection with the execution or delivery of this Agreement or the consummation of the transactions contemplated hereby or the continuation of the Subject Business following such consummation;

(f) Hazardous Materials have not been generated, transported, treated, stored, disposed of, released or threatened to be released by any of the Sellers in connection with the Subject Business or, to the best knowledge of each Seller, by any other person at, on, from or under any of the properties or facilities currently or formerly owned, leased or otherwise used by any Seller in connection with the Subject Business, in violation of or in a manner or to a location that could give rise to liability under any Environmental Laws;

(g) for purposes of this Agreement, the following terms shall have the following meanings:

               "Electromagnetic Field Claim" means any written notification by any third party or governmental authority to a Seller alleging any personal injury or property damage arising from an individuals' or group of individuals' exposure or proximity to an electromagnetic field allegedly generated by the Purchased Assets or the Subject Business.

               "Environmental Claim" means any written or oral notice, claim, demand, action, suit, complaint, proceeding or other communication by any person alleging liability or potential liability (including, without limitation, liability or potential liability for investigatory costs, cleanup costs, governmental response costs, natural resource damages, property damage, personal injury, fines or penalties) arising out of, relating to, based on or resulting from (i) the presence, discharge, emission, release or threatened release of any Hazardous Materials at any location, whether or not owned, leased or operated by any of the Sellers or any of its subsidiaries or predecessors or (ii) circumstances forming the basis of any violation or alleged violation of any Environmental Law or Environmental Permit or (ii) otherwise relating to obligations or liabilities under any Environmental Laws.

               "Environmental Permits" means all permits, licenses, registrations and other governmental authorizations required for the Subject Business and the operations of the Subject Business' facilities and otherwise to conduct its business under Environmental Laws.

               "Environmental Laws" means all applicable federal, state and local statutes, rules, regulations, ordinances, orders, decrees and common law relating in any manner to contamination, pollution or protection of human health or the environment, including, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act, the Solid Waste Disposal Act, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Occupational Safety and Health Act, the Emergency Planning and Community-Right-to-Know Act, the Safe Drinking Water Act, all as amended, and similar state laws.

               "Hazardous Materials" means all hazardous or toxic substances, wastes, materials or chemicals, petroleum (including crude oil or any fraction thereof) and petroleum products, asbestos-containing materials, pollutants, contaminants and all other materials, substances and forces, including, but not limited to, electromagnetic fields, regulated pursuant to, or that could form the basis of liability under, any Environmental Law.

6.6            Section   Taxes and Other Payments . Except as set forth in
                         ------------------------
Schedule 3.9:
------------
(i) Each of the Sellers has duly and timely filed, or will so file when due, with the appropriate governmental authorities (or there have been or will be duly and timely filed on its behalf) all Tax Returns required to be filed by them, and all such Tax Returns are true, correct and complete, and
(ii) all Taxes required to be filed by them for which any Seller is or may be liable (whether or not shown on any Tax Return) in respect of periods (or portions thereof) ending on or before the Closing Date have been timely paid, or will be timely paid, or will be provided for on the Closing Date Statement in accordance with GAAP. With respect to any period (or portion thereof) through the Closing Date for which Taxes are not yet due or owing, the appropriate Seller has established (or will establish) sufficient reserves for the payment of such Taxes in accordance with GAAP, and such current reserves through the Closing Date will be duly and fully provided for on the Closing Date Statement;

(b) no deficiencies for Taxes have been claimed, proposed or assessed by any taxing or other governmental authority against any of the Sellers in connection with the Subject Business and none of the Sellers has received any notice, or otherwise has any knowledge, of any potential or contemplated claim, proposal or assessment for any such deficiency for Taxes. There are no pending or, to the best knowledge of any Seller, threatened audits, investigations or claims for or relating to any liability in respect of Taxes, and there are no matters under discussion with any governmental authority with respect to Taxes that, in the reasonable judgment of the Sellers, are likely to result in any additional liability of any Sellers in connection with the Subject Business for Taxes;

(c) there are no Liens for Taxes upon any property or assets of any of the Sellers in connection with the Subject Business, except for Liens for Taxes not yet due and payable;

(d) each of the Sellers has duly and timely withheld, collected and paid to the proper governmental authority all Taxes in connection with the Subject Business required to be withheld, collected or paid;

(e) no claim has ever been made by an authority in a jurisdiction where any Seller has not filed Tax Returns in connection with the Subject Business that it is or may be subject to taxation by that jurisdiction;

(f) none of the Sellers in connection with the Subject Business has waived any statute of limitations in respect of Taxes or agreed to any extension of time with respect to a Tax assessment or deficiency;

(g) there is no contract, plan or arrangement (written or otherwise) covering any current or former employee or independent contractor of any of the Sellers in connection with the Subject Business that, individually or in the aggregate, could give rise to the payment of any amount that will not be deductible under Section 280G of the Internal Revenue Code of 1986, as amended (the "Code");
      ----

(h) no power of attorney has been granted by any of the Sellers with respect to any matters relating to Taxes in connection with the Subject Business which is currently in force;

(i) there are no tax sharing agreements or other similar arrangements with respect to or involving any of the Sellers in connection with the Subject Business;

(j)                      no Seller is a "foreign person" within the meaning of
Section 1445(b) of the Code; and

(k) at all times since the formation of OnePoint, (i) OnePoint has been (and has been treated in all applicable Tax Returns as) a partnership for federal income tax purposes, and (ii) Parent or its predecessor has owned at least 99% of the capital, profits interests and membership units in OnePoint.

(l)            Section   Patents, Trademarks, Trade Secrets, Etc.  Schedule
                         ---------------------------------------   --------
3.10(a) contains a complete and accurate list of all patents and patent
-------
applications, trademarks, service marks, trade names, registrations and applications for registration of industrial designs, copyrights, mask works, trademarks, service marks, trade names, trade dress and domain names used or held for use by any of the Sellers in connection with the Subject Business in the conduct of its business, specifying as to each such item, as applicable: (i) the owner of the item, (ii) the jurisdictions in which the item is issued or registered or in which any application for issuance or registration has been filed, (iii) the respective issuance, registration, or application number of the item, and (iv) the date of application and issuance or registration of the item.

(m) Other than (i) "shrink wrap" and similar widely available commercial end-user licenses and (ii) other licenses and related agreements with respect thereto of the Subject Business' products to end-users pursuant to written agreements that have been entered into in the ordinary course of business that do not materially differ in substance from the Subject Business' standard form(s) of end-user license including attachments (copies of all of which have been provided to

Buyer), Schedule 3.10(b) contains a complete and accurate list of all material
        ----------------
licenses, sublicenses, consents and other agreements (whether written or otherwise) (i) pertaining to any patents and patent applications, industrial design rights, trademarks, service marks, trade names, trade dress, copyrights, mask works, trade secrets, inventions and technology (whether or not patentable), confidential and proprietary information, domain names, software, databases and other collections and compilations of data, rights of publicity/privacy, or other intellectual property (collectively, "Intellectual
                                                                  ------------
Property") used by any of the Sellers in the conduct of the Subject Business,
--------
and (ii) by which any of the Sellers, in connection with the Subject Business, licenses or otherwise authorizes a third party to use any Intellectual Property.

(n)                      Intentionally omitted.

(o)                      Except as explicitly indicated in Schedule 3.10(d),
                                                           ----------------
each of the Sellers owns or is licensed or otherwise has the exclusive right to use, and has the right to bring actions for the infringement, dilution, misappropriation or other violation of, all Intellectual Property necessary for the operation of the Subject Business as it is currently conducted or currently proposed to be conducted. To the extent that any works of authorship, materials, products, technology or software have been developed or created independently or jointly by any person other than the Sellers (and which is necessary for the operation of the Subject Business) for which the Sellers have, directly or indirectly, paid, the Sellers have a written agreement with such person with respect thereto, and the Sellers thereby have obtained ownership of, and are the exclusive owners of, all Intellectual Property therein or thereto by operation of law or by valid assignment. In each case in which either of the Sellers has acquired ownership of any Intellectual Property from any person in connection with the Subject Business, the Seller has obtained a valid and enforceable assignment sufficient to irrevocably transfer all rights in such Intellectual Property (including the right to seek past and future damages with respect thereto) to the Seller and, to the maximum extent provided for by, and in accordance with, any applicable laws and regulations, the Seller has recorded each such assignment with the relevant governmental authorities, including the U.S. Patent and Trademark Office, the U.S. Copyright Office, or their respective equivalents in any relevant foreign jurisdiction.

(p) The business operations of the Sellers, in connection with the Subject Business, do not, to the knowledge of the Sellers, infringe, dilute, misappropriate, or otherwise violate the Intellectual Property of any third party, or constitute unfair competition or trade practices under the laws of any jurisdiction, and, except as explicitly indicated and described in
     Schedule 3.10(e), no claim has been made, notice given, or dispute arisen
     ----------------
     to that effect. Except as explicitly indicated and described in Schedule
                                                                     --------
     3.10(e), the Sellers do not have any pending claims that a third party has
     -------
     infringed, diluted, misappropriated or otherwise violated any Intellectual Property owned or used by the Sellers in connection with the Subject Business.

     (q)             Except as explicitly indicated in Schedule 3.10(f),
                                                      ----------------
     all of the patents, industrial design registrations, trademark and service mark registrations, copyright registrations, mask work registrations and domain name registrations indicated in Schedule 3.10(a) are valid and in
                                            ----------------
     full force, are held of record in the name of the applicable Seller free and clear of all liens, encumbrances and other claims, are not the subject of any cancellation or reexamination proceeding or any other proceeding challenging their extent or validity, and all necessary registration, maintenance and renewal fees in connection with such patents and registrations have been paid and all necessary documents and certificates in connection with such patents and registrations have been filed with the relevant patent, copyright, trademark or other authorities in the United States or foreign jurisdictions, as the case may be, for the purposes of maintaining such patents and registrations. Except as explicitly indicated in Schedule 3.10(f), the appropriate Seller is the applicant of record in
        ----------------
     all patent applications, and applications for trademark, service mark, trade dress, industrial design, copyright and mask work registration indicated in Schedule 3.10(a), and no opposition, extension of time to
                  ----------------
     oppose, interference, final rejection, or final refusal to register has been received in connection with any such application. There are no actions that must otherwise be taken by any Seller within sixty (60) days of the Closing Date, including the payment of any registration, maintenance or renewal fees or the filing of any documents, applications or certificates for the purposes of maintaining, perfecting or preserving or renewing any rights in any Intellectual Property owned or used by any the Sellers in connection with the Subject Business.

     (r)             Intentionally omitted.

     (s) The Sellers have the sole and exclusive ownership free and clear of any liens, encumbrances and other claims of all customer lists, customer contact information, customer correspondence and customer licensing and purchasing histories relating to the current and former customers of the Subject Business (the "Customer Information"). No persons
                            --------------------
     other than the Sellers possess any claims or rights with respect to use of the Customer Information.

     6.7     Section Employment Matters. Schedule 3.11 hereto contains a list of
                     ------------------  -------------
     all employees of each of the Sellers whose duties principally relate to the Subject Business and a description of the compensation and the components thereof to which each such person presently is or in the future will be entitled. Except as set forth on Schedule 3.11, Sellers whose duties relate
                                      -------------
     to the Subject Business are covered by any collective bargaining agreement. For purposes of this Section 3.11, all references to employees shall
                          ------------
     include all persons who are or were "leased employees" within the meaning of Section 414(n) of the Code. No such leased employees are under non-competition agreements with the provider or lessor's of such leased employees.

     (i)     Section   Material Contracts.  Except as set forth in Schedule
                       ------------------                          --------
      3.12(a), none of the Sellers, in connection with the Subject Business,
      -------
      is a party to or bound or affected by, and none of the Subject Business, Purchased Assets or the Subject Systems is covered by or subject to any of the following (whether oral or written): any lease (a) for real property or
     (b) for personal property (including any fiber use lease); any material agreement for the purchase of materials, software, supplies, goods, services, equipment or other assets; any sales, distribution or other similar agreement providing for the sale by the Subject Business of materials, supplies, goods, services, equipment or other assets; any partnership, joint venture or other similar agreement or arrangement, including, but not limited to, any arrangement to provide use of the Subject Business to any third party; any agreement relating to the acquisition or disposition of any business (whether by merger, sale of stock, sale of assets or otherwise); any agreement relating to indebtedness for borrowed money or the deferred purchase price of property (in either case, whether incurred, assumed, guaranteed or secured by any asset); any option, license, franchise or similar agreement; any agency, dealer, sales representative, marketing or other similar agreement; any agreement that limits the freedom of the Subject Business to compete in any line of business or with any Person or in any area or which would so limit the freedom of the Subject Business after the Closing; any programming or similar agreement; any agreement to provide service to any Subscriber other than the Subject Business' standard cable and telephony agreement; any agreement providing for the hiring or retention of a consultant; any service agreement with respect to the Subject Systems; any formal or informal partnering or advertising arrangement; any agreement with any local exchange carrier, competitive local exchange carrier, competitive access provider or other telecommunications carrier; any agreement pursuant to which the Subject Business or any Subscriber is subject to material confidentiality or non-disclosure obligations; any collocation, web hosting, dedicated line, ISDN or other similar agreements; any peering, transit or other agreement with any Internet service provider, online company or similar entity; or any other agreements, commitments, arrangements or plans that, individually or in the aggregate, are material to the Subject Business.

     (b) Each agreement, contract, plan, lease, arrangement or commitment disclosed in Schedule 3.12(a) or any other Schedule to this
                             ----------------
     Agreement or required to be disclosed in Schedule 3.12(a) or any other
                                              ----------------
     Schedule to this Agreement (each a "Material Contract") is a valid and
                                         -----------------
     binding agreement of each of the Sellers, and is in full force and effect, and none of the Sellers or, to the knowledge of the Sellers, any other party thereto is in default or breach in any material respect under the terms of any Material Contract, and, to the knowledge of the Sellers, no event or circumstance has occurred that, with notice or lapse of time or both, would constitute an event of default thereunder. True and complete copies of each Material Contract have been delivered to Buyer.

     6.8  Section Affiliate Transactions; Conflicts. Except as described on
                  ---------------------------------
     Schedule 3.13 hereto, no present officer, director, shareholder or partner
     -------------
     of any of the Sellers or any affiliate of any such Person, (a) has any material direct or indirect interest in (i) any entity which does any material business with the Subject Business; or (ii) any material property, asset or right which is used in the conduct of the Subject Business, or (b) has any material contractual relationship with the Subject Business other than such relationship as attaches to being such officer, director or partner of any of the Sellers.

     6.9  Section Absence of Certain Changes, Etc. Since December 31, 1999, the
                  -------------------------------
     Sellers have operated the Subject Business in the usual and ordinary course, consistent with past practice. Without limiting the generality of the foregoing, since December 31, 1999, except as disclosed in Schedule
                                                                    --------
     3.14, there has not been:
     ----

     (a) any event, occurrence or development of a state of circumstances or facts which has had or could reasonably be expected to have a Material Adverse Effect;

     (b) any incurrence, assumption or guarantee by any Seller of any indebtedness for borrowed money in connection with the Subject Business;

     (c) any creation or assumption by any Seller of any Lien on any Purchased Asset;

     (d) any making of any loan, advance or capital contributions to or investment in any Person (as defined below) in connection with the Subject Business;

     (e) any condemnation, seizure, damage, destruction or other casualty loss (whether or not covered by insurance) affecting the Subject Business or Purchased Assets which, individually or in the aggregate, has had or could reasonably be expected to have a Material Adverse Effect;

     (f) in connection with the Subject Business, any transaction or commitment made, or any contract or agreement entered into, amended or terminated by any Seller or any relinquishment by any Seller of any contract or other right, in either case, material to such Seller, other than those contemplated by this Agreement;

     (g) in connection with the Subject Business, any change in any method of accounting or accounting practice by any Seller, except for any such change required by reason of a concurrent change in generally accepted accounting principles;

     (h) any off balance sheet financial arrangements, including any transaction involving a hedge or derivative financial instrument, entered into by any Seller in connection with the Subject Business;

     (i) any (i) grant of any material severance or termination pay to any director, officer or employee of any Seller whose duties principally relate to the Subject Business, (ii) other than in the ordinary course and consistent with past practice entering into or renewal of any material employment, deferred compensation, severance, retirement or other similar agreement (or any amendment to any such existing agreement) with any director, officer or employee of any Seller whose duties principally relate to the Subject Business;

     (j) any labor dispute, other than routine individual grievances, or any activity or proceeding by a labor union or representative thereof to organize any employees of any Seller in connection with the Subject Business, or any lockouts, strikes, slowdowns, work stoppages or threats thereof by or with respect to such employees;

     (k) any capital expenditure, or commitment for a capital expenditure, for additions or improvements to property, plant and equipment in excess of $25,000, individually or in the aggregate, in connection with the Subject Business;

     (l) except for capital expenditures and commitments referred to in subsection (k) above, any acquisition or disposition of any assets or Intellectual Property in one or more transactions, or any commitment in respect thereof, that, individually or in the aggregate, involved or involve payments of $5,000 or more, in connection with the Subject Business;

     (m) any offers to existing subscribers for renewal at rates below the standard rates charged by the Subject Business; or

     (n) any express or deemed election for Tax purposes or any offer to settle or compromise or any settlement or compromise of any liability with respect to Taxes in connection with the Subject Business.

     6.10      Section Subscribers; Homes Passed; Rates. As of the date hereof
                       --------------------------------
     and at the Closing, the Systems will pass at least 23,000 units and will have at least 9,000 Equivalent Basic Subscribers in service.

     6.11      Section Subject Systems. The Subject Systems are in good repair
                       ---------------
     and structurally sound, with no material defects. Except as disclosed on
     Schedule 3.16 hereto, the Subject Systems' (i) backbone riser systems are
     -------------
     constructed with .500 coaxial cable RG11 Quad Shield cable and/or .320QR coaxial cable capable of providing delivery of at least 750 Mhz system,
     (ii) entire subscriber distribution equipment, including, but not limited to, subscriber drop cable, is constructed of components capable of passing between 450 Mhz and 1 Ghz. Schedule 3.16 hereto lists all Subject Systems,
                                -------------
     and sets forth a complete and correct description of the following applicable information with respect to each of the Subject Systems, as of the date hereof (unless a different date is specified below or indicated in
     Schedule 3.16):
     -------------

     (a) the channel and bandwidth capacity of the Subject Systems, the stations and signals carried by the Subject Systems, the channel position of each such signal and station, and all frequencies utilized by the Subject Systems (including systems radius and designated coordinates reported to the FCC);

     (b) each building to which the Subject Systems[_] services currently are provided, and for each such building: (i) the name and address of the building, (ii) the number of individual dwelling units in the building,
     (iii) the number of Persons to whom services are provided, (iv) the type of services provided, (v) the Rates for all services provided by the Subject Business, including, without limitation, cable, telecommunication and data services (and such Rates are the Rates that have been charged to the Subscribers for such services for the six (6) months prior to the Closing
     Date), (vi) the class of services provided (i.e., bulk, retail, premium),
                                                 ----
     and (vii) a description of any memoranda of understanding or other agreements regarding Rates; and any other charges by Seller for services to subscribers other than the Rates; and

     (c) Sellers' monthly churn rate for cable service (consisting of (a) cancellations of month-to-month service and long-term subscriptions prior to expiration during the course of the twelve (12) months preceding the signing.

     6.12      Section   Licenses.
                         --------

     (a)       Schedule 3.17(a) sets forth all Licenses and applications
               ----------------
     therefor (identified separately as FCC Licenses and Other Licenses) used by the Sellers in connection with the Subject Business. For each such License, the Subject System in connection with which that License is utilized is specified. For each outstanding License, Schedule 3.17(a) includes all
                                              ----------------
     information necessary to identify the License including, but not limited to: the entity holding the License, the issuing authority, file number; call sign, grant or issue date, expiration date, renewal deadline, FCC community identification number, geographic area covered, and status of any pending application.

     (b)       Aside from the Licenses specified on Schedule 3.17(a), there are
                                                    ----------------
     no other licenses, authorizations, permits, approvals, variances, exemptions, orders, certificates, agreements, easements, rights-of-way or other form of permission, consent or authority necessary for any of the Sellers to operate the Subject Business other than those which are immaterial to the Subject Business. To Sellers' knowledge, except as set forth on Schedule 3.17(b), there are no outstanding
              ----------------
     judicial, administrative or other decisions, or federal, state or municipal laws or regulations, which require or may reasonably be interpreted to require Sellers to apply for and/or obtain any additional licenses, authorizations, permits, approvals, variances, exemptions, orders, certificates, agreements, easements, rights-of-way or other form of permission, consent or authority to lawfully operate the Subject Business.

     (c)  Except as set forth in Schedule 3.17(c), each License set forth on
                                 ----------------
     Schedule 3.17(a) is valid and in full force and effect and is not subject
     ----------------
     to further approval or action on the part of any Person. None of the Licenses set forth on Schedule 3.17(a) may be revoked by the issuing entity
                           ----------------
     unless the Sellers breach the terms and conditions of any such License or are found in violation of the rules applicable thereto.

     (d)  Except as set forth in Schedule 3.17(d):
                                 ----------------

          (i) There is no pending or, to the knowledge of the Sellers, threatened action by the FCC, any Governmental Authority or any other Person to suspend, revoke, terminate, challenge or modify the Licenses set forth on Schedule 3.17(a).
                       ----------------

          (ii) There is no judicial, administrative or other type of action, suit, complaint, petition, proceeding or challenge pending or, to the knowledge of the Sellers, threatened against or relating to the Licenses set forth on Schedule 3.17(a) before the FCC, any federal,
                                ----------------
          state or municipal court, any arbitration tribunal or any other Governmental Authority.

          (iii) the Sellers have not received any notice or other communication from the FCC and/or any other Governmental Authority specifying a default, violation or other problem or issue with respect to a License set forth on Schedule 3.17(a) except where such default, violation or
                       ----------------
          other problem has already been cured.

          (iv) the Sellers know of no facts that would establish a reasonable basis for any action described in subsections (a), (b) and/or (c) hereof.

     (e) The Sellers are diligently pursuing all pending applications for those Licenses set forth on Schedule 3.17(e) related to the operation of the
                           ----------------
     Subject Systems including all applications, notices and other filings (the "Required Approval Applications") as may be necessary to obtain from the
      ------------------------------
     FCC approval (the "Required Approvals") of the transfer of any FCC Licenses
                        ------------------
     used by the Sellers in connection with the Subject Business, and the Sellers reasonably believe that such applications will be granted within a reasonable period of time in accordance with normal procedures of the entity before whom the application is pending, and Schedule 3.17(e)
                                                        ----------------
     contains a complete list of such Required Approvals and Required Approval Applications. The Sellers have no knowledge of any fact or information that would warrant dismissal or failure to grant such pending applications in the normal course.

     (f)  Except as set forth in Schedule 3.17(f), the Sellers have: (i) timely
                                 ----------------
     filed all applicable registrations, reports and other filings and submissions, (ii) provided all consumer and public notices, and (iii) paid all regulatory and other fees or amounts imposed by the FCC, any entity that issued a License to Sellers and/or any other Governmental Authority, in connection with the cable television, telephone and data systems of the Sellers that constitute the Subject Systems. Without in any way limiting the generality of any other provision of this Agreement, this includes, but is not limited to the following:

          (i) The Sellers have complied with all applicable FCC and Federal Aviation Administration ("FAA") requirements with respect to antenna
                                    ---
          and other structures used in connection with the Subject Systems.

          (ii) The Sellers have fully complied with any and all applicable requirements regarding signal leakage, cable system registration and aeronautical frequency use as they relate to the Subject Business.

          (iii) The Sellers have recorded or deposited with and paid or accrued for payment to the Copyright Office any royalty and syndicated exclusivity fees and have filed and recorded all notices, statements of accounts and other documents and instruments required by the Copyright Act. Except as set forth in Schedule 3.17(f)(i), (i) there
                                                -------------------
          is no litigation or administrative proceeding pending or, to the knowledge of Sellers, threatened against the Sellers concerning the payment of copyright royalty fees necessary for the carriage and distribution of video programming by the Sellers, and
          (ii) the Sellers are not liable to any Person for, and the Subject Systems are not in whole or in part subject to or encumbered by any copyright infringement under the Copyright Act and there are no violations of the rights of any legal or beneficial copyright owner (whether common law or statutory) for or by reason of any secondary or other transmission by or through the Subject Systems.

     (g)      Section   Assumed Contracts; Right of Entry Agreements. Set forth
                        --------------------------------------------
     on Schedule 3.18(a)(i) is a true and complete list of all Assumed Contracts
        -------------------
     included in the Purchased Assets, excluding the Right of Entry Agreements and contracts with Subscribers. The Sellers have made available to Buyer true and complete copies of each of the Assumed Contracts and all amendments thereto. Except as set forth on Schedule 3.18(a)(ii), the
                                                --------------------
     Sellers are not parties to any oral agreements with any Governmental Authority or other Person concerning the operation of the Subject Systems. Except for the Licenses and contracts (the "Excluded Contracts") included
                                                 ------------------
     in the Excluded Assets, the Sellers are not bound or affected by any other contract, agreement, lease, license, instrument or understanding which relates to the Subject Business and is material to the operations, assets or value of any of the Subject Business except as disclosed in Schedule
                                                                    --------
     3.18(a)(iii). Except as set forth on Schedule 3.18(a)(iv), each of the
     ------------                         --------------------
     Licenses and Assumed Contracts has been duly entered into and accepted by or properly assigned or transferred to Sellers, is in full force and effect, is valid, binding and enforceable in accordance with its terms, may be transferred to the Buyer pursuant to this Agreement, and will continue in full force and effect thereafter, in each case without breaching the terms thereof or resulting in the forfeiture or impairment of any rights thereunder.

     (h)      Schedule 3.18(b)(i) is a complete and correct list of all Right of
              -------------------
     Entry Agreements relating to the Subject Business. Except as disclosed in
     Schedule 3.18(b)(ii) all Right of Entry Agreements relating to the Subject
     --------------------
     Business are valid, currently in effect, have been properly assigned or transferred to Sellers when Sellers purchased the Subject Systems relating thereto. All conditions with respect to the Right of Entry Agreements have been satisfied to date, including, without limitation, the delivery of any required revenue payments, recoupment payments, and all complimentary services. Except as disclosed in Schedule
                                      --------

     3.18(b)(iii), all Right of Entry Agreements will not, by their terms as of
     ------------
     Signing, terminate or expire and be non-renewable during the six (6) months following the Closing Date.

     6.13      Section FCC and Copyright. Each of the Sellers, in connection
                       -----------------
     with the Subject Business, is in material compliance with the Communications Act of 1934, as amended (the "Communications Act"),
                                                  ------------------
     including the amendments effected by the Telecommunications Act of 1996, the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Copyright Act of 1976 (as amended, the "Copyright Act"), and with all Rules and Regulations of the
                   -------------
     FCC and the United States Copyright Office. As of Closing, Sellers will have recorded or deposited with and paid to the United States Copyright Tribunal, any applicable royalty and syndicated exclusivity fees, and will have filed and recorded all notices, statement of accounts and other documents and instruments required under the Copyright Act of 1976 if applicable. Subject to the approvals and consents listed on Schedule
                                                                 --------
     3.17(e), except as set forth on Schedule 3.19(i), the transfer of the
     -------                         ----------------
     Subject Systems pursuant to this Agreement does not require any other FCC approvals or consents, including, but not limited to, a finding by the FCC that the franchise cable systems included in the Subject Business are subject to effective competition. Schedule 3.19(ii) hereto contains a true
                                       -----------------
     and complete list of the programming, retransmission consent and must-carry election agreements of the Subject Business, all of which agreements materially comply with the Copyright Act and the provisions of which agreements each of the Sellers and the Subject Systems are in compliance with.

     6.14      Section No Brokers. Seller has not entered into and will not
                       ----------
     enter into any agreement, arrangement or understanding with any Person which will result in the obligation of Buyer to pay any finder's fee, brokerage commission or similar payment in connection with the transactions contemplated hereby.

     6.15      Section Other Information; Buyer's Investigation. Sellers have
                       ----------------------------------------
     disclosed to Buyer all information material to an investment in the Subject Business and Purchased Assets. This Agreement, the Schedule hereto, and any certificate required to be delivered pursuant to this Agreement and any document or information provided by the Sellers to Buyer do not contain any misrepresentation of a material fact, and do not omit to state any material fact necessary to make the statements made by them and contained therein not misleading.

     6.16      Section Landmark and Construction Permits Issues. To the
                       ----------------------------------------
     knowledge of the Sellers, the Sellers are in compliance with all local zoning and landmarks requirements relating to the Subject Business and have obtained all necessary construction permits and landmark approvals in connection with the operation of the Subject Business.

     6.17      Section   SMATV Systems. Except as set forth in Schedule 3.23,
                         -------------                         -------------
     all of the SMATV Systems are located in Non-Restricted SMATV Areas.

     6.18      Section   Rate Regulation. Except as set forth on Schedule
                         ---------------                         --------
     3.24(i), the Subject Systems are not subject to governmental rate
     -------
     regulation. Except as shown on Schedule 3.24(ii), the Rates charged to
                                    -----------------
     Subscribers of the Subject Business were duly adopted, passed, and/or approved by the action(s) or inaction(s) of appropriate Governmental Authorities, and the Rates being charged by the Sellers are in the normal and usual ordinary cours e of the Subject Systems[_] operations, are not in violation of any applicable agreements issued with respect to the Subject Systems and comply with all other applicable contracts, tariffs, Licenses and Laws pertaining to the Subject Business.

     6.19      Section   Customer Receivables. Except as set forth in Schedule
                         --------------------                         --------
     3.25, the Sellers are the true and lawful owners of the Customer
     ----
     Receivables and have good and clear title to each Customer Receivable, free and clear of all Encumbrances, with the absolute right to transfer any interest therein.


     6.20      Section   Programming.
                         -----------

     (a)                 Except as set forth on Schedule 3.26(a), the Sellers
                                                ----------------
     have no affiliation with, equity interest in, profit participation in, contractual right to acquire any such interest or participation, or any other relationship with any Person that provides programming (a "Programmer"). Except as set forth on Schedule 3.26(a), each agreement was
      ---------                            ----------------
     entered into on an arms[_] length basis. The policies and practices of all Programmers identified on Schedule 3.16 are in compliance with the program
                               -------------
     access requirements of the Communications Act and the rules and regulations of the FCC pertaining thereto.

     (b) For each broadcast, satellite, or other video signal or service listed on Schedule 3.16 as being carried by the Subject Systems as
                       -------------
     of the Closing Date, the Sellers have the legal right and authority to carry such signal, and all programming agreements and other contractual agreements with the owner and/or distributor of such signals necessary for the carriage of such signals on the Subject Systems and the distribution of such signals by the Sellers to the Subscribers have been duly signed and executed by all parties and are in full force and effect.

               Section 3.27 Opinion.  Sellers have received an opinion furnished
                            -------
     to them by their counsel, Kirkland & Ellis, in the form attached hereto as Exhibit C, stipulating, among other things, that Sellers are authorized to
     ---------
     enter into the

     Transaction and that none of the transactions contemplated by this Agreement, including, without limitation, the payment of the Deposit, will conflict with or violate the terms of any debt instruments to which the Sellers are a party.


     7                          ARTICLE

     8         REPRESENTATIONS AND WARRANTIES OF BUYER
               ---------------------------------------

          Buyer represents and warrants to the Sellers as follows:

     8.1         Section   Due Organization. Buyer is a corporation duly
                           ----------------
     organized, validly existing and in good standing under the laws of the State of Delaware and is duly qualified to transact business as a foreign corporation in the jurisdictions where it is required to qualify in order to conduct its business as presently conducted.

     8.2         Section   Consents, Authorizations and Binding Effect. Buyer
                           -------------------------------------------
     may execute, deliver and perform this Agreement without the necessity of Buyer obtaining any consent, approval, authorization or waiver or giving any notice, except for such consents, approvals, authorizations or waivers which are listed on any Schedule of the Sellers hereto or which have been obtained and are unconditional and in full force and effect and such notices which have been duly given. This Agreement has been duly authorized, executed and delivered by Buyer and constitutes the legal, valid and binding obligation of Buyer, enforceable against it in accordance with its terms, except as may be limited by bankruptcy, reorganization, insolvency and similar laws of general application relating to or affecting the enforcement of rights of creditors. The execution, delivery and performance of this Agreement will not:

     (a) constitute a violation of the certificate of incorporation or the by-laws of Buyer;

     (b) conflict with, result in the breach of, or constitute a default under, any restriction or other instrument to which Buyer is a party or by which Buyer may be bound or affected; or

     (c) to the best knowledge of Buyer, constitute a violation of any statute, judgment, order, decree, regulation or rule of any court, governmental authority or arbitrator applicable or relating to the Buyer.

9                                ARTICLE

10                     CERTAIN COVENANTS OF THE PARTIES
                       --------------------------------

10.1      Section   Conduct of the Subject Business. From the date hereof
                    -------------------------------
until the Closing, each of the Sellers shall conduct the Subject Business in the ordinary course consistent with past practice and shall use its commercially reasonable best efforts to preserve intact its business organizations and relationships with third parties and to keep available the services of its present officers and employees. Without limiting the generality of the foregoing, with respect to the Subject Business, from the date hereof until the Closing, none of the Sellers will:

(a) sell, lease, license or otherwise dispose of any material assets or properties related to the Subject Business except (i) pursuant to existing contracts or commitments and (ii) in the ordinary course consistent with past practice;

(b) except as explicitly provided in this Agreement, amend, modify or terminate any Assumed Contract;

(c) initiate any marketing program in connection with the Subject Business other than standard and customary programs in existence on the date hereof and previously disclosed to Buyer;

(d) make or change any express or deemed Tax election or settle or compromise, or offer to settle or compromise any liability with respect to Taxes;

(e) fail to (x) timely file any Tax Return due on or before the Closing Date or (y) pay any Taxes due and payable with respect to periods ending on or before or including the Closing Date;

(f) relinquish any right or privilege without adequate consideration or a reasonable business principle;

(g) pay, discharge or otherwise satisfy any material claim, liability or obligation except in the ordinary course of business and consistent with past practice;

(h) cause or permit to occur any circumstance that might result in a Material Adverse Effect;

(i)                 agree or commit to do any of the foregoing; and

(j) (i) take or agree or commit to take any action that would make any representation and warranty (including, without limitation, the representations and warranties contained in Section 3.14 hereof) of the Sellers
                                            ------------
hereunder inaccurate in any respect at, or as of any time prior to, the Closing or (ii) omit or agree or commit to omit to take any action necessary to prevent any such representation or warranty (including, without limitation, the representations and warranties contained in Section3.14 hereof) from being
                                            -----------
inaccurate in any respect at any such time.

10.2      Section   Access to Information. From the date hereof until the
                    ---------------------
Closing,each of the Sellers will give Buyer, its counsel, financial advisors, auditors and other authorized representatives full access to the offices, properties, books and records of the Subject Business, will furnish to buyer, its counsel, financial advisors, auditors and other authorized representatives such financial and operating data and other information related to the Subject Business as Buyer may reasonably request and will instruct the Sellers' employees, counsel and financial advisors whose duties relate to the Subject Business to cooperate with Buyer in its investigation of the Subject Business; provided that no investigation pursuant to this Section 5.2 or other information
--------                                        -----------
received by Buyer shall operate as a waiver or otherwise affect any representation, warranty or agreement given by any of the Sellers to Buyer hereunder.

10.3      Section   Other Offers. Prior to the Closing, each of the Sellers
                    ------------
agrees (a) that neither it nor any of its Subsidiaries or other affiliates shall, and it shall use its best efforts to cause its respective representatives not to, initiate, solicit or encourage, directly or indirectly,any inquiries or the making or implementation of any proposal or offer (including, without limitation, any proposal or offer to its stockholders) with respect to a merger,consolidation or other business combination including the Subject Business or any acquisition or similar transaction (including, without limitation, a tender or exchange offer) involving the purchase of (i) all or any significant portion of the assets of the Subject Business taken as a whole, or
(ii) 20% or more of the outstanding units of OnePoint (any such proposal or offer being hereinafter referred to as an "Alternative Proposal"), or engage in
                                           --------------------
any negotiations
concerning, or provide any confidential information or data to, or have any discussions with, any person or group relating to an Alternative Proposal (excluding the transactions contemplated by this Agreement), or otherwise facilitate any effort or attempt to make or implement an Alternative Proposal;
(b) that it will immediately cease and cause to be terminated any existing activities, discussions or negotiations with any parties with respect to any of the foregoing, and it will take the necessary steps to inform such parties of its obligations under this section; and (c) that it will notify Buyer immediately if any such inquiries, proposals or offers are received by, any such information is requested from, or any such negotiations or discussions are sought to be initiated or continued with, it or any of such persons.

10.4      Section   Notices of Certain Events. Each of the Sellers promptly
                    -------------------------
shall notify Buyer of the following, which notice shall provide reasonable detail regarding the relevant event and if applicable a copy of any related correspondence (a) any notice or other communication from any Person alleging that the consent of such Person is or may be required in connection with the transactions contemplated by this Agreement; (b) any notice or other communication from any governmental or regulatory agency or authority in connection with the transactions contemplated by this Agreement; (c) any actions, suits, claims, investigations or proceedings commenced or, to the best of its knowledge threatened against, relating to or involving or otherwise affecting the Subject Business which, if pending on the date of this Agreement, would have been required to have been disclosed pursuant to Section 3.6 or
                                                            -----------
which relate to the consummation of the transactions contemplated by this Agreement; and (d) any loss of service with respect to services provided by the Cable System lasting four (4) hours or more or affecting 5% or more of the Subject Business' subscriber base.

10.5       Section  Non-competition. Each of the Sellers and Otterbeck agree
                    ---------------
that neither it nor him nor any entity controlled by it or him, shall, directly or indirectly, whether as principal, agent, stockholder or investor, alone or in association with any Person, for a period of four (4) full years from the Closing Date (in each case, the "Restricted Period"), (i) manage, operate,
                                 ------------------
participate in, enter into, engage in, assist, or own any interest in, any business or the relevant portion thereof that competes (but only to the extent that such business or the relevant portion thereof competes) with the Subject Business in the city of Chicago and its suburbs in the greater Chicago area
(the "Market") (and not thereby restricting such activities in which the
      ------
Subject Business operates outside of the Market as of the Closing Date), excluding the provision of telephony and data services in properties included in the Excluded Business for which the Sellers currently retain a Right of Entry Agreement to provide telephony and data services, but not video services or (ii) except as set forth in Schedule 5.5, employ or receive or accept the performance of services
         ------------
to be performed in the Market by, or solicit, whether within or outside of the Market, any individual that as of the date hereof or as of the Closing Date is an employee of the Buyer or the Subject Business; provided, however, that notwithstanding anything to the contrary contained herein, Otterbeck shall not be deemed to be in breach of this Section 5.5 by virtue of his direct or indirect ownership of less than 20% non-controlling interests in businesses he had such interests in prior to the date hereof, but only to the extent as such interests existed prior to the date hereof. If any provision contained in this section shall for any reason be held invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this section, but this section shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein. It is the intention of the parties that if any of the restrictions or covenants contained herein is held to cover a geographic area or to be for a length of time which is not permitted by applicable law, or in any way construed to be too broad or to any extent invalid, such provision shall not be construed to be null, void and of no effect, but to the extent such provision would be valid or enforceable under applicable law, a court of competent jurisdiction shall construe and interpret or reform this section to provide for a covenant having the maximum enforceable geographic area, time period and other provisions (not greater than those contained herein) as shall be valid and enforceable under such applicable law. Each of the Sellers , Otterbeck and Buyer agree that the provisions of this section are reasonable and are necessary to protect the valid interests of Buyer. Each of the Sellers and Otterbeck acknowledges that Buyer would be irreparably harmed by any breach of this section and that there would be no adequate remedy at law or in damages to compensate Buyer for any such breach. Each of the Sellers and Otterbeck agrees that Buyer shall be entitled to injunctive relief requiring specific performance by him of ths section, and consents to the entry thereof.

10.6      Section   Commercially Reasonable Efforts; Further Assurances. Subject
                    ---------------------------------------------------
to the terms and conditions of this Agreement, each party hereto will use all commercially reasonable efforts to take,or cause to be taken, all actions and to do, or cause to be done, all things necessary,proper or advisable under applicable laws and regulations to consummate the transactions contemplated by this Agreement; provided, that Buyer shall not be required to agree to any
                --------
consent decree or order in connection with any objections of the Department of Justice or Federal Trade Commission (each an "HSR Authority") to the
                                                 -------------
transaction contemplated by this Agreement. From time to time, from and after the Closing, as and when requested by Buyer, the Sellers shall execute and deliver, or cause to be executed and delivered, all such documents and instruments and shall take, or cause to be taken, all such further or other actions as Buyer reasonably may deem necessary or desirable to carry out the intent and purposes of this Agreement, to convey, transfer, assign and deliver on the Closing Date to Buyer, and its successors and assigns, the Purchased Assets (or to evidence the foregoing) and to consummate the other transactions contemplated hereby.

10.7      Section   Certain Filings.  The parties hereto shall cooperate with
                    ---------------
one another (a) in determining whether any action by or in respect of, or filing with, any governmental body, agency or official, or authority is required, or any actions, consents, approvals or waivers are required to be obtained from parties to any material contracts, in connection with the consummation of the transactions contemplated by this Agreement and (b) in seeking any such actions, consents, approvals or waivers or making any such filings, furnishing information required in connection therewith and seeking timely to obtain any such actions, consents, approvals or waivers. From time to time, from and after the Closing, as and when requested by Buyer, the Sellers shall execute and deliver, or cause to be executed and delivered, all such documents and instruments and shall take, or cause to be taken, all such further or other actions as Buyer reasonably may deem necessary or desirable to carry out the intent and purposes of this Agreement, to convey, transfer, assign and deliver on the Closing Date to Buyer, and its successors and assigns, the Purchased Assets (or to evidence the foregoing) and to consummate the other transactions contemplated hereby.

10.8      Section   Confidentiality. Without the specific prior written consent
                    ---------------
of Buyer, the Sellers shall not, directly or indirectly, at any time after the Closing Date, and shall use their commercially reasonable best efforts to cause their respective employees, as the case may be, not to, divulge to any person, firm, corporation or association, or use for their own benefit,any trade secrets, proprietary secrets and any other confidential information concerning the businesses, affairs, customers or clients of the Sellers relating to the Subject Business or any data or statistical information of the Sellers relating to the Subject Business, whether created or developed by any of the Sellers or on its behalf or with respect to which any Seller or employee of any of the Sellers may have knowledge or access (including, without limitation, any of the foregoing created or develop by any employee of any of the Sellers or with respect to which any of such persons may have knowledge or access), acquired by Buyer pursuant to this Agreement, it being the intent of Buyer and the Sellers to restrict the Sellers and the employees of each of the Sellers, as the case may be, from disseminating or using any data or information which is included in the Purchased Assets and which is at the time of such use or dissemination unpublished and not readily available or generally known to persons involved or engaged in any businesses engaged in by Buyer or any of its affiliates.

10.9      Section   Public Announcements. The Sellers hereto agree not to issue
                    --------------------
any press release or make any public statement with respect to this Agreement or the transactions contemplated hereby, and, except as may be required by applicable law or any listing agreement with any national inter-dealer quotation system, will not issue any such press release or make any such public statement prior to such consultation.

10.10     Section   Required Approvals. Immediately following the Signing, the
                    ------------------
Sellers shall submit to the FCC all Required Approval Applications and shall obtain any other approvals or consents necessary to consummate the transaction, including, without limitation, the approvals and consents set forth in Schedules
                                                                       ---------
3.17(e) and 3.19(i). The Sellers shall submit to the state public utility
-------     -------
commissions or other applicable Governmental Authority such applications, notices and other filings as may be necessary to obtain from the such state commissions or other Governmental Authorities those approvals which relate to the transfer from the Sellers to Buyer of any other Licenses used by the Sellers in connection with the Subject Business.

10.11     Section   Validly Transferred Right of Entry Agreements. Immediately
                    ---------------------------------------------
following the Signing, each of the Sellers shall use its commercially reasonable best efforts to obtain all consents required to assign the Assumed Contracts, including, but not limited to, the consents of non-Seller parties to the Right of Entry Agreements. Each of the Sellers shall also use its commercially reasonable best efforts to renew any Right of Entry Agreements which expire prior to the six-Month Post-Closing Date in order that such Right of Entry Agreements, as amended, are Validly Transferred Right of Entry Agreements. Notwithstanding the foregoing, Sellers shall not obtain such consents through any means that may obligate Buyer to any third party in any manner unless and until Buyer consents to the imposition of such obligation.

10.12     Section   Post-Closing Management and Transition. To facilitate an
                    --------------------------------------
orderly transition in the ownership and operation of the Subject Business, for up to ninety (90) days following the Closing Date (the "Initial Transition
                                                        ------------------
Period") the Sellers shall provide Buyer with the services set forth below on
------
the terms and conditions set forth in the Transition Services Agreement.

(a) Seller shall continue to manage the Subject Systems by providing billing, collection, Internet connectivity and customer services as well as resale telephone services similar to those which Seller was performing with respect to the Subject Systems prior to the Closing (the "Management
                                                               ----------
Services").
--------

(b) During the Initial Transition Period, the Sellers shall reasonably cooperate with Buyer in the transition of the Subject Business to Buyer as Buyer may reasonably request (the "Transition Services") at no cost to
                                            -------------------
Buyer.

(c) The Transition Services Agreement shall further provide that, subsequent to expiration of the Initial Transition Period, at Buyer's election, the Sellers shall provide Management Services and Transition Services for up to ninety (90) days thereafter (the "Post Transition Period") in
                                            ----------------------
consideration of which Buyer will pay to the Sellers the Sellers' costs in connection therewith.

10.13     Section   Termination Expenses. In the event that, prior to Closing,
                    --------------------
the non-Seller parties to the Transferred Right of Entry Agreements have not consented to such transfer (the "Invalidly Transferred Right of Entry
                                 ------------------------------------
Agreements"), unless and until such non-Seller parties have objected thereto,
----------
for a two-month period after the Closing Date, Sellers shall permit Buyer to provide cable and data services to the Subscribers covered by such Invalidly Transferred Right of Entry Agreements(unless objected to by such non-Seller parties thereto) and to receive payment from the Subscribers in respect thereof, and Sellers shall promptly remit to Buyer any payments received by Sellers from any such Subscribers; however, if at the conclusion of such two-month period the consents required to assign the Invalidly Transferred Right of Entry Agreements have not been obtained, Buyer elects to terminate the provision of cable and data services to the properties covered by such Invalidly Transferred Right of Entry Agreements, Sellers shall reimburse Buyer for all expenses associated with such termination ("Termination Expenses") to the extent that the non-Seller
                   --------------------
parties to the Invalidly Transferred Right of Entry Agreements require removal of the assets located in such properties where services have been terminated.

10.14     Section   Employees.  Buyer, at its option, may offer employment to
                    ---------
such of the employees of the Sellers whose duties relate to the Subject Business as Buyer may deem desirable or in its best interests to hire, but shall not be obligated to hire any such employees. In the event that Buyer or any of its Affiliates hires John Kubacki, currently an employee of the Sellers, the Sellers shall have the right to compensate Mr. Kubacki in consideration of his fulfillment of duties comprised mainly of obtaining all consents, extensions and other approvals required for Buyer to obtain Validly Transferred Right of Entry Agreements. Any employees of the Subject Business hired by Buyer will be employed according to terms consistent with Buyer's customary employment policies

10.15     Section      Compliance with Bulk Sales Laws. The Sellers shall cause
                       -------------------------------
the transactions contemplated hereby to comply with the provisions of any applicable bulk sales law.

          Section 5.16 June Statement.  In the event that the Closing Date does
                       --------------
not occur until after August 15, 2000, Sellers shall deliver to Buyer as soon as practicably possible following August 15, 2000 the balance sheets and statements of income and cash flows of each of Sellers for the interim period ended June 30, 2000 (the "June Statement").
               --------------

11                                 ARTICLE

12                                CONDITIONS
                                  ----------

12.1      Section      Conditions Precedent to Each Party's Obligations.  The
                       ------------------------------------------------
respective obligations of each party to consummate the Transaction shall be subject to fulfillment (or written waiver) of each of the following conditions:

(a) No order, statute, rule, regulation, executive order, stay, decree, judgment or injunction shall have been enacted, entered, promulgated or enforced by any court, governmental authority or regulatory body which restrains, prohibits or prevents the consummation of the transactions contemplated hereby; and

(b) Any waiting period applicable to the transactions contemplated hereby under the HSR Act shall have been terminated or expired.
                              -------

12.2      Section      Conditions Precedent to Buyer's Obligations.  Buyer's
                       -------------------------------------------
obligation to consummate the transactions contemplated hereby shall be subject to the fulfillment of each of the following additional conditions, any one or more of which may be waived in writing by Buyer:

(a) Each of the Sellers shall have performed in all material respects its obligations under this Agreement required to be performed on or prior to the Closing Date pursuant to the terms hereof;

(b) The representations and warranties of each Seller contained in this Agreement that are not qualified by materiality shall be true and correct in all material respects, and the representations and warranties of each Seller set forth in this Agreement that are qualified by materiality shall be true and correct in all respects, on and as of the Closing Date, with the same force and effect as though such representations and warranties had been made on and as of the Closing Date;

(c) There shall not have occurred after the date hereof any Material Adverse Effect;

(d) Buyer shall have received a certificate of each of the President or a Vice President of each of the Sellers, dated the Closing Date, on behalf of the Sellers respectively, certifying to the fulfillment of the conditions set forth in clauses (a), (b) and (c) above;

(e)                 the Sellers shall have executed and delivered the Indemnity
Escrow Agreement;

(f) The Sellers shall have received (and furnished to Buyer evidence thereof reasonably satisfactory to Buyer) any Required Approvals and other consents and approvals from all third parties necessary or required to complete the transactions contemplated hereby (including the approvals and consents described on Schedules 3.17(e) and 3.19(i)), and such approvals and
                      -----------------     -------
consents shall not have expired or been withdrawn as of the Closing Date, provided, however, that if any Person shall have objected to the grant of any such approval prior to the date of such grant, such Required Approval or other approval or consent shall only be deemed obtained if it has been granted pursuant to a Final Order;

(g) the Sellers shall have prepared and delivered to Buyer the Purchase Price Deduction Certificate and the Customer Receivables Adjustment Statement and all applicable Purchase Price Deductions and the Customer Receivables Adjustment shall have been included in the calculation of the Purchase Price in a manner satisfactory to Buyer;

(h) The Sellers shall have delivered to Buyer such deeds, bills of sale, endorsements, assignments, and other good and sufficient instruments of conveyance and transfer, in form and substance reasonably satisfactory to Buyer, as are effective to transfer the Sellers' right, title and interest in the Purchased Assets to Buyer;

(i) The Sellers shall have delivered to Buyer (i) 85% of the Right of Entry Agreements and (ii) Validly Transferred Right of Entry Agreements covering at least 85% of the Equivalent Basic Subscribers;

(j)                      The parties shall have entered into the Transition
Services Agreement;

(k) Buyer shall have been satisfied, in its sole discretion, with respect to its due diligence investigation of the Subject Business; and

(l) As of the Closing Date the Subject Business shall provide services to at least 9,000 Equivalent Basic Subscribers in service.

(m) Buyer shall have determined that the parties are in compliance with Section 613 of the Communications Act with respect to the SMATV Systems and the Buyer's franchised cable systems located in the Chicago area (and applications therefor).

(n) Each seller shall have delivered to Buyer a certification pursuant to Treasury Regulations Section 1.1445-2, and otherwise in form and substance reasonably satisfactory to Buyer, to the effect that such Seller is not a foreign person. Notwithstanding anything expressed or implied to the contrary herein, if any Seller fails to provide Buyer with such a certification, Buyer may, in its sole and absolute discretion, waive the condition set forth in this Section 6.2(n), in which case Buyer shall withhold from the Purchase Price (and pay over to the appropriate taxing authorities) the requisite amounts in accordance with Section 1445 of the Code.

12.3       Section       Conditions Precedent to Obligations of Sellers.  The
                         ----------------------------------------------
obligations of the Sellers to consummate the transactions contemplated hereby shall be subject to the fulfillment of each of the following additional conditions, any one or more of which may be waived in writing by each of the
Sellers:

(a) Buyer shall have performed in all material respects its obligations under this Agreement required to be performed on or prior to the Closing Date pursuant to the terms hereof;

(b) The representations and warranties of Buyer contained in this Agreement shall be true and correct in all material respects, on and as of the

Closing Date with the same force and effect as though such representations and warranties had been made on and as of the Closing Date;


13                                  ARTICLE

14                         INDEMNIFICATION; SURVIVAL
                           -------------------------

14.1               Section   Survival.  The representations and warranties
                             --------
contained in this Agreement or in any certificate or statement or other writing delivered pursuant hereto or in connection herewith shall survive until the date that is eighteen (18) months after the Closing Date; provided, however, that (i)
                                                     --------
the representations and warranties contained in Sections 3.8, 3.9 and 3.11 shall
                                                ------------  ---     ----
survive until the date that is ninety (90) days after the expiration of the statute of limitations applicable to the matters covered thereby (giving effect to any waiver, mitigation or extension thereof) and (ii) the representations and warranties contained in Sections 3.1, 3.2, 3.4, 3.17, 3.18, 3.19 and 3.27 shall
                        ------------  ---  ---  ----  ----  ----     ----
survive indefinitely. Notwithstanding the preceding sentence, any representation or warranty in respect of which indemnity may be sought under this Agreement shall survive the time at which it would otherwise terminate pursuant to the preceding sentence if notice of the inaccuracy or breach thereof giving rise to such right of indemnity shall have been given to the party against whom such indemnity may be sought prior to such time.

(a)                Section   Indemnification Generally.    Each of the Sellers,
                             -------------------------
jointly and severally, shall indemnify, defend and hold harmless Buyer and its directors, officers, employees, shareholders and agents (collectively with Buyer, "Buyer Indemnified Persons") from and against any and all losses,
        -------------------------
damages, liabilities, demands, claims, assessments, penalties and diminutions in value, and all expenses (including, without limitation, costs of investigation and reasonable legal fees and other costs) (collectively, "Losses"), incurred by
                                                           ------
such Buyer Indemnified Person, resulting from or arising out of (i) any breach of the representations, warranties and covenants made by the Sellers in this Agreement or in any certificate or other instrument or document furnished or to be furnished to Buyer hereunder; (ii) the non-fulfillment of any agreement or covenant made by the Sellers in or pursuant to this Agreement; (iii) any unsettled claim by Buyer for a Purchase Price Deduction (including, without limitation, as a result of any inaccuracy in any of the certificates delivered pursuant to ARTICLE II hereof); (iv) any failure to obtain applicable consents,
            ----------
required for Buyer to provide fiber based service under the Transferred Right of Entry Agreements, during the fourteen (14) months following the Closing

Date,and the Indemnification Obligation relating thereto shall be in an amount equal to the product of (x) $990.49 and (y) the number of Equivalent Basic Subscribers covered by such Transferred Right of Entry Agreements; (v) any unsettled claim by Buyer for payment of Termination Expenses (as defined in
Section 5.13); (vi) any Retained Liability or any other claims, obligations,
------------
debts, demands, or liabilities of any kind (known or unknown, disclosed or undisclosed, contingent or otherwise) existing against the Sellers in connection with the Subject Business, whether asserted prior to or subsequent to the Closing Date, and asserted against Buyer, except to the extent such have been expressly assumed by Buyer pursuant to Section 1.2 of this Agreement; and (vii)
                                       -----------
any and all Taxes imposed upon and not expressly assumed by the Buyer as a result of the consummation of the Transaction.

(b) The Sellers shall not be liable in respect of Indemnification Obligations unless the aggregate amount of Losses with respect to all misrepresentations, breaches of warranties and violations of covenants exceeds $100,000 (the "Basket"), but then for the entire amount thereof, and
                       ------
provided further that the maximum liability of the Sellers shall not exceed the value of the Purchase Price (the "Indemnification Limit"). Notwithstanding the
                                  ---------------------
foregoing, the Basket shall not apply to clauses (iii), (iv), (v), (vi) or (vii) in Section 7.2(a) above, and neither the Basket nor the Indemnification Limit
   --------------
shall apply with respect to breaches of the representations and warranties set forth in Sections 3.1, 3.2, 3.8, 3.9, 3.11, 3.15, 3.16. 3.17 and 3.18. Any
         ------------  ---  ---  ---  ----  ----  ----  ----     ----
amount payable pursuant to this ARTICLE VII shall be payable first from the
                                -----------
Escrow Fund (as defined in Section 7.4) and, after depletion thereof, Buyer
                           -----------
shall be entitled to receive any such amounts directly from the Sellers.

(c) Buyer shall indemnify and hold harmless the Sellers from and against, and shall reimburse the Sellers for any actual Losses suffered or incurred by Sellers as the result of Buyer's failure to pay, perform or discharge any of the Assumed Liabilities when payment with respect thereof is due. Notwithstanding the foregoing, Buyer shall not be liable in respect of any such indemnification unless the aggregate amount of Losses with respect to the Assumed Liabilities exceeds the Basket, but then for the entire amount thereof, and provided further that the maximum liability of the Sellers shall not exceed the Indemnification Limit.

14.2      Section   Indemnification Procedures.
                    --------------------------

(a) In the event that any action, proceeding, complaint or litigation is commenced by a third party involving a claim for which a party required to provide indemnity hereunder (an "Indemnifying Party") may be liable
                                             ------------------
to Buyer
     hereunder (an "Asserted Liability"), Buyer shall promptly notify the
                    ------------------
     Indemnifying Party in writing of such Asserted Liability (the "Claim
                                                                    -----
     Notice"); provided that no delay on the part of the Buyer in giving any
     ------
     such Claim Notice shall relieve the Indemnifying Party of any indemnification obligation hereunder unless (and then solely to the extent that) the Indemnifying Party is materially prejudiced by such delay. The Indemnifying Party shall have sixty (60) days (or less if the nature of the Asserted Liability requires) from its receipt of the Claim Notice (the

     "Claim Notice Period") to notify Buyer whether or not the Indemnifying
     --------------------
     Party desires, at the Indemnifying Party's sole cost and expense and by counsel of its own choosing, which shall be reasonably satisfactory to Buyer, to defend against such Asserted Liability; provided that if, under applicable standards of professional conduct a conflict on any significant issue between the Indemnifying Party and Buyer exists in respect of such Asserted Liability, then the Indemnifying Party shall reimburse Buyer for the reasonable fees and expenses of one additional counsel to be retained in order to resolve such conflict, promptly upon presentation by Buyer of invoices or other documentation evidencing such amounts to be reimbursed. If the Indemnifying Party undertakes to defend against such Asserted Liability, (i) the Indemnifying Party shall use its best efforts to defend and protect the interests of Buyer with respect to such Asserted Liability,
     (ii) Buyer, prior to or during the period in which the Indemnifying Party assumes the defense of such matter, may take such reasonable actions as Buyer deems necessary to preserve any and all rights with respect to such matter, without such actions being construed as a waiver of Buyer's rights to defense and indemnification pursuant to this Agreement, (iii) the Indemnifying Party shall not, without the prior written consent of Buyer, consent to any settlement which (A) does not contain an unconditional release of Buyer from the subject matter of the settlement, (B) imposes any liabilities or obligations on Buyer, and (C) with respect to any non-monetary provision of such settlement, could, in Buyer's judgment, have a material adverse effect on the business operations, assets, properties or prospects of the Subject Business or Buyer and (iv) in the event that the Indemnifying Party undertakes to defend against such Asserted Liability, the Indemnifying Party shall be deemed to have agreed that it will indemnify Buyer pursuant to, and subject to the conditions and limitations set forth in, the provisions of this ARTICLE VII. Notwithstanding the
                                          -----------
     foregoing, in any event, Buyer shall have the right to control, pay or settle any Asserted Liability which the Indemnifying Party shall have undertaken to defend so long as Buyer shall also waive any right to indemnification therefor by the Indemnifying Party. If the Indemnifying Party undertakes to defend against such Asserted Liability, Buyer shall cooperate to the extent reasonable (during regular business hours) with the Indemnifying Party and its counsel in the investigation, defense and settlement thereof. If Buyer desires to participate in any such defense it may do so at its sole cost and expense. If the Indemnifying Party does not undertake within the Claim Notice Period to defend against such Asserted Liability, then the Indemnifying Party shall have the right to participate in any such defense at its sole cost and expense, but, in such case, Buyer shall control the investigation and defense and may settle or take any other actions Buyer deems reasonably advisable without in any way waiving or otherwise affecting Buyer's rights to indemnification pursuant to this Agreement. The Buyer and the Indemnifying Party agree to make available to each other, their counsel and other representatives, all information and documents available to them which relate to such claim or demand. The Buyer and the Indemnifying Party and the Company and its employees also agree to render to each other such assistance and cooperation as may reasonably be required to ensure the proper and adequate defense of such claim or demand.

     (b) In the event that Buyer should have a claim against the Indemnifying Party hereunder which it determines to assert, but which does not involve a claim or demand being asserted against or sought to be collected from it by a third party, Buyer shall send a Claim Notice with respect to such claim to the Indemnifying Party. The Indemnifying Party shall have sixty (60) days from the date such Claim Notice is delivered during which to notify Buyer in writing of any good faith objections it has to Buyer's Claim Notice or claims for indemnification, setting forth in reasonable detail each of the Indemnifying Party's objections thereto. If the Indemnifying Party does not deliver such written notice of objection within such 60-day period, the Indemnifying Party shall be deemed to have accepted responsibility for the notification of the Escrow Agent and the prompt payment of Buyer's claims for indemnification, and shall have no further right to contest the validity of such indemnification claims. If the Indemnifying Party does deliver such written notice of objection within such 60-day period, the Indemnifying Party and Buyer shall attempt in good faith to resolve any such dispute within forty-five (45) days of the delivery by the Indemnifying Party of such written notice of objection.

     14.3          Section    Escrow Fund.  At the Closing, Buyer shall deliver
                              -----------
     the Indemnity Escrow Amount to the Escrow Agent in accordance with Section
                                                                        -------
     2.7 hereof (the "Escrow Fund"), to be managed pursuant to the Indemnity
     ---              -----------
     Escrow Agreement. The Escrow Fund shall be disbursed as follows: (i) to pay the fees and expenses of the Escrow Agent, (ii) to the Buyer to pay for Losses it is entitled to be indemnified for pursuant to Section 7.2 hereof
                                                             -----------
     upon the date that is eighteen months
     after the Closing Date, the remaining amount in the Escrow Fund (including interest earned but unpaid thereon) shall be disbursed to Parent; provided, that if prior to the date that is eighteen months after the Closing Date, Buyer has delivered a Claim Notice to the Indemnifying Party of any Asserted Liability and at such date such Asserted Liability shall not have been paid in full or finally resolved pursuant to Section 7.3, then the
                                                       -----------
     amount of such disbursement shall be reduced by the amount of such unpaid or unresolved Asserted Liabilities, and (iv) from the time following the date that is eighteen months after, upon payment or resolution of such unpaid or unresolved Asserted Liabilities referred to in clause (iii), the remaining amount of the disbursement referred to in clause (iii) shall be made to Parent to the extent of such payment or resolution.

     14.4       Section       Materiality.  For the purposes of this Agreement,
                              -----------
     an event shall be deemed "material" and a "Material Adverse Effect" shall be deemed to have occurred (as such terms are used herein) if such event involves or results in Losses to Buyer in excess of $50,000.

     15                                  ARTICLE

     16                               MISCELLANEOUS
                                      -------------

     (a)        Section       Termination.  This Agreement may be terminated and
                              -----------
     the Transaction may be abandoned at any time prior to Closing:

          (i) by mutual written consent of the Sellers and Buyer;

          (ii) by Buyer, if the Closing does not occur by August 30, 2000;

          (iii) by Buyer, upon notice to Sellers, if Buyer determines at any time that any of the representations and warranties, covenants or conditions of Sellers contained in this Agreement are breached, violated or unsatisfied;

          (iv)                 by Buyer, upon the occurrence of a Material
          Adverse Effect;

          (v) by Buyer, upon notice to Sellers, if at any time Buyer is in good faith dissatisfied with its due diligence investigation of the Sellers, the Purchased Assets and the Subject Business, (clauses (i), (ii), (iii), (iv) and (v) collectively referred to as "Termination Events").
                          ------------------
     (b)                      If this Agreement is terminated pursuant to this
     Section 8.1, the Sellers shall pay to Buyer the Deposit Refund, together
     -----------
     with any applicable Penalty in accordance with Section 1.3 hereof. The
                                                    -----------
     agreements contained in this Section 8.1 and in Sections 1.3, 5.8, 5.9,
                                  -----------        ------------  ---  ---
     7.1, 7.2, 8.2, 8.3, 8.6, 8.7 and 8.8 shall survive the termination hereof.
     ---  ---  ---  ---  ---  ---     ---

     16.2       Section       Expenses.  Whether or not the transactions
                              --------
     contemplated by this Agreement are consummated, each of Buyer, on the one hand, and the Sellers, on the other, shall pay their respective expenses in connection with the negotiation, execution, delivery and performance of this Agreement; provided, however, that Buyer, on the one hand, and the
                     --------  -------
     Sellers, on the other, shall bear equally, and shall pay or reimburse, as the case may be, all filing fees in connection with the HSR Act.
     16.3       Section       Entire Agreement. This Agreement, which includes
                              ----------------
     the Schedules and Exhibits hereto and the other documents, agreements and instruments executed and delivered pursuant to or in connection with this Agreement, contains the entire agreement among Buyer and the Sellers with respect to the transactions contemplated by this Agreement and supersedes all prior arrangements or understandings with respect thereto.
     16.4       Section       Notices . All notices or other communications
                              -------
     which are required or permitted hereunder shall be in writing and shall be deemed to have been duly given (i) upon delivery if delivered by hand;
     (ii) four days subsequent to mailing if mailed by certified or registered mail, with postage prepaid, in the continental United States; (iii) two days subsequent to pick up by such courier if sent by a nationally- or internationally-recognized overnight courier service that regularly maintains records of items picked up and delivered or; (iv) when transmitted if sent by telecopier, provided that a confirmation copy also is sent no later than the next business day by first class, certified or registered mail (in each case return receipt requested and postage prepaid), in each case addressed as follows:
                If to the Sellers:

                    OnePoint Communications, Corp.

                    2 Conway Park
                    150 Field Drive, Suite 300
                    Lake Forest, IL  60045
                    Attn:  General Counsel
                    Facsimile:  (847) 582-8800
                    Telephone:  (847) 582-8801

     With copies to:

                    Kirkland & Ellis
                    200 East Randolph Drive
                    Chicago, IL  60601
                    Attn:  Willard Fraumann
                    Facsimile:  (312) 861-2200
                    Telephone:  (312) 861-2000


               If to Buyer:

                    RCN Corporation
                    105 Carnegie Center
                    Princeton, NJ  08540-6215
                    Attention:  General Counsel
                    Telecopy:  609-734-3830
                    Telephone:  609-734-3700

               With a copy to:

                    Skadden, Arps, Slate, Meagher & Flom LLP
                    Four Times Square
                    New York, New York 10036
                    Attn: Howard L. Ellin
                    Facsimile: (212) 735-2000
                    Telephone: (212) 735-2438

     Any party may by notice change the address to which notice or other communications to it are to be delivered or mailed.

     16.5       Section       Definitions.
                              -----------
                "Acquisition Proposal" means any offer or proposal for, or any indication of interest in, an acquisition of the Subject Business or a substantial portion of the Purchased Assets, other than the transactions contemplated by this Agreement.

                "Affiliate" means, with respect to a specified Person, an officer or director of such Person, or a Person who, directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with, the Person specified. For this purpose, "control" means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise.

                "Agreement" has the meaning ascribed to it in the Recitals.

                "Alternative Proposal" has the meaning ascribed to it in Section
                                                                         -------
     5.3.
     ---

                "Asserted Liability" has the meaning ascribed to it in Section
                                                                       -------
     7.3(a).
     ------

                "Assumed Contracts" means all (i) Right of Entry Agreements,
     (ii) subscription contracts with Subscribers and (iii) the Assumed Contracts which are listed on Schedule 3.18(a)(i).
                                   -------------------

                "Assumed Liabilities" has the meaning ascribed to it in Section
                                                                        -------
     1.2.
     ---

                "Assumed Liabilities Deduction" has the meaning ascribed to it in Section 2.2(e).
        --------------

                "Basket" has the meaning ascribed to it in Section 7.2(b).
                                                           --------------

                "Books and Records" means all files, documents, instruments, papers, books and records relating to the Subject Business, including Assumed Contracts, Licenses, customer lists and account records, computer files and operating data and plans.

                "Business Day" means a day other than Saturday, Sunday or any day on which banks in New York City are authorized or obligated to close.

                "Buyer" has the meaning ascribed to it in the Recitals.

                "Buyer Indemnified Persons" has the meaning ascribed to it in
     Section 7.2.
     -----------

                "Claim Notice" has the meaning ascribed to it in Section 7.3(a).
                                                                 --------------

                "Claim Notice Period" has the meaning ascribed to it in Section
                                                                        -------
     7.3(a).
     -----

                "CLI" has the meaning ascribed to it in Section 3.16.
                                                        ------------

                "Closing" has the meaning ascribed to it in Section 2.6.
                                                            -----------

                "Closing Date Statement" has the meaning ascribed to it in
     Section 3.3(a).
     --------------

                "Code" has the meaning ascribed to it in Section 3.9(g).
                                                         --------------

                "Communications Act" has the meaning ascribed to it in Section
                                                                       -------
     3.19.
     ----
                "Copyright Act" has the meaning ascribed to it in Section 3.19.
                                                                  ------------

                "Customer Information" has the meaning ascribed to it in Section
                                                                         -------
     3.10(h).
     -------

                "Customer Receivables Adjustment" has the meaning ascribed to it in Section 2.3.
     --------------

                "Customer Receivables Statement" has the meaning ascribed to it in Section 2.3.
     --------------

                "Customer Receivables" means all accounts receivable and notes receivable outstanding as of the Closing Date of the Sellers which represent amounts owed to Seller by current or former Subscribers to any of the services provided by any of the Subject Systems, including, but not limited to, individual Subscribers and obligors on bulk service accounts.

                "Deposit" has the meaning ascribed to it in the Recitals.

                "Deposit Refund" has the meaning ascribed to it in Section
                                                                   -------
     1.3(a).
     ------

                "Electromagnetic Field Claim" has the meaning ascribed to it in
     Section 3.8(g).
     --------------

                "Encumbrances" means any security interest, pledge, mortgage, lien (including, without limitation, environmental and tax liens), charge or encumbrance of any kind, but does not include Assumed Liabilities or liens, encumbrances or security interests of any kind with respect to Assumed Liabilities.

                "Environmental Claim" has the meaning ascribed to it in Section
                                                                        -------
     3.8(g).
     ------
                "Environmental Laws" has the meaning ascribed to it in Section 3.8(g).
     ------

                "Environmental Permits" has the meaning ascribed to it in
     Section 3.8(g).
     --------------

                "Equipment" means all wire, cable, conduit, head ends, antennae transmission and retransmission facilities, switching equipment and other equipment making up part of the Subject Systems, and all tools, furniture and fixtures located in the Subject Area and used by Seller in connection with the Subject Business as set forth on Schedule 8 hereto, but does not
                                               ----------
     include any Excluded Assets.

                "Equivalent Basic Subscriber" is determined by the sum of (a) the number obtained by dividing (i) the aggregate monthly amount billed to bulk Subscribers for basic cable service by (ii) $29.99 (i.e. the full monthly rate for basic cable service charged to individual retail Subscribers prior to the recent price increase made prior to Signing) and
     (b) the number of Subscribers receiving cable service on a retail basis.
                "Escrow Agent" has the meaning ascribed to it in the Recitals.

                "Escrow Fund" has the meaning ascribed to it in Section 7.4.
                                                                -----------

                "Excluded Assets" has the meaning ascribed to it in Section
                                                                    -------
     1.1(b).
     ------

                "Excluded Business" has the meaning ascribed to it in the Recitals.

                "Excluded Contracts" has the meaning ascribed to it in Section
                                                                       -------
     3.18(a).
     -------

                "FAA" has the meaning ascribed to it in Section 3.17(f)(i).
                                                        ------------------

                "FCC" has the meaning ascribed to it in Section 3.16.
                                                        ------------

                "FCC Licenses" means all of the licenses, registrations, authorizations and permits issued by the FCC and used by the Sellers in connection with the Subject Business as described on Schedule 3.17(a).
                                                          ----------------

                "Final Order" means for each Required Approval or other approval or consent that must be obtained from a Governmental Authority, an order or action by that Governmental Authority that is no longer subject to judicial or administrative review, reconsideration or appeal.

                "Financial Statements" has the meaning ascribed to it in Section
                                                                         -------
     3.3(a).
     ------

                "GAAP" has the meaning ascribed to it in Section 3.3(a).
                                                         --------------

                "Governmental Authority" means the United States of America, any state, commonwealth, territory, or possession thereof, and any political subdivision or quasi-governmental authority of any of the same, and any agency, authority or instrumentality of any of the foregoing (including any court, tribunal, department, bureau, commission or board).

                "Hazardous Materials" has the meaning ascribed to it in Section
                                                                        -------
     3.8(g).
     ------

                "HSR Authority" has the meaning ascribed to it in Section 5.6.
                                                                  -----------
                "Indemnification Limit" has the meaning ascribed to it in

     Section 7.2(b).
     --------------

          "Indemnifying Party" has the meaning ascribed to it in Section 7.3(a).
                                                                 --------------

          "Indemnity Escrow Agreement" has the meaning ascribed to it as defined in the Recitals.

          "Initial Transition Period" has the meaning ascribed to it in Section
                                                                        -------
5.12.
----

          "Intellectual Property" has the meaning ascribed to it in Section
                                                                    -------
3.10(b).
-------

          "Invalid Subscriber" means a Subscriber who is not covered by a Validly Transferred Right of Entry Agreement.

          "Invalid Subscriber Adjustment" has the meaning ascribed to it in
Section 2.4(a).
--------------

          "Invalidly Transferred Right of Entry Agreements" has the meaning ascribed to it in Section 5.13
                  ------------

          "Inventory" means all of the parts and materials inventories located in the Subject Area and maintained by the Sellers as of Signing, as set forth on
Schedule 8 hereto, in addition to any other such inventories as shall be
----------
maintained by Seller as of the Closing Date for use in connection with the Subject Systems.

          "June Statement" has the meaning ascribed to it in Section 5.16.
                                                             ------------

          "Knowledge" when used in reference to either Buyer or the Sellers, means the actual knowledge of a particular matter of, as applicable, any of the executive officers of Buyer, or any of the executive officers of the Sellers (as applicable) or on-site general managers of the Subject System, or what such person should have known after reasonable investigation of the Subject System.

          "Laws" means all laws, statutes, rules, regulations, ordinances, orders and other pronouncements having the effect of law of the United States, any foreign country or any domestic or foreign state, county, city or other political subdivision or of any Governmental Authority, including, without limitation, all rules and regulations of the FCC.

          "Leased Real Property" has the meaning ascribed to it in Section
                                                                   -------
3.5(b).
------

          "Leases" means the Real Property leases, subleases, licenses and use or occupancy agreements pursuant to which the Sellers are the lessee, sublessee, licensee, user or occupant of Real Property, or interests therein with lease payments in excess of $1,000 per month.

          "Licenses" means both the FCC Licenses and the Other Licenses and all pending applications therefor as described on Schedule 3.17(a).
                                              ----------------

          "Lien" or "Liens" has the meaning ascribed to it in Section 3.4(a).
                                                              --------------

          "Losses" has the meaning ascribed to it in Section 7.2(a).
                                                     --------------

          "Management Services" has the meaning ascribed to it in Section
                                                                  -------
5.12(a).
-------

          "March Statement" has the meaning ascribed to it in Section 3.3(a).
                                                              --------------

          "Market" has the meaning ascribed to it in Section 5.5.
                                                     -----------

          "Material Adverse Effect" means any action, event, circumstance or otherwise, the occurrence of which or the failure to occur would reasonably be expected to have a material adverse effect upon the Sellers, the Purchased Assets or the Subject Business (or their successors and assigns), or the assets, liabilities, business, operations, prospects, competitive position, condition (financial or otherwise) or results of operations thereof.

          "material" has the meaning ascribed to it in Section 7.5.
                                                       -----------

          "Material Contract" has the meaning ascribed to it in Section 3.12(b).
                                                                ---------------

          "Non-Competition Agreements" has the meaning ascribed to it in the Recitals.

          "Non-Restricted SMATV Areas" means those geographic areas in Chicago Franchise Areas 1, 2, 3 and 4 and the villages of Skokie and Northbrook where SMATV Systems operate in compliance with the FCC pursuant to Section 623(1) of the Communications Act.

          "Notice Period" has the meaning ascribed to it in Section 1.3(a).
                                                            --------------

          "OnePoint" has the meaning ascribed to it in the Recitals.

          "Orders" means any writ, judgment, decree, injunction or similar order of any Governmental Authority (in each such case whether preliminary or final).

          "Other Licenses" means all federal, state, municipal and other governmental or regulatory licenses, permits, franchises, approvals, variances, exemptions, orders and certificates which are required and/or used by the Sellers in connection with the operation of the Subject Business, other than the FCC Licenses as listed on Schedule 3.17(a).
                          ----------------

          "Parent" has the meaning ascribed to it in the Recitals.

          "Penalty" has the meaning ascribed to it in Section 1.3(b).
                                                      --------------

          "Permitted Liens" has the meaning ascribed to it in Section 3.5(b).
                                                              --------------

          "Person" means any natural person, corporation, general partnership, limited partnership, limited liability company, proprietorship, other business organization, trust, union, association, governmental or regulatory authority or other legal entity.

          "Post-Closing Contingent Payment Statement" has the meaning ascribed to it in Section 2.4(d).
         --------------

          "Post-Closing Contingent Payments" has the meaning ascribed to it in
Section 2.4.
-----------

          "Post-Closing Tax Period" has the meaning ascribed to it in Section
                                                                      -------
1.4.
---

          "Post-Transition Period" has the meaning ascribed to it in Section
                                                                     -------
5.12(c).
-------

          "Pre-Closing Period" has the meaning ascribed to it in Section 1.4.
                                                                 -----------

          "Prepaid Expenses" means any expenses of the Subject Business, other than Prepaid Rent and ROE Advances, prepaid by Seller on or prior to the Closing Date and which corresponds to a period after the Closing Date.

          "Prepaid Rent" means any rent prepaid by the Sellers on or prior to the Closing Date under any lease or rental agreement which is an Assumed Contract and which corresponds to a period after the Closing Date.

          "Programmer" has the meaning ascribed to it in Section 3.26(a).
                                                         ---------------

          "Purchase Price" has the meaning ascribed to it in Section 2.1.
                                                             -----------

          "Purchase Price Deduction" has the meaning set forth in Section 2.2.
                                                                  -----------

          "Purchased Assets" has the meaning ascribed to it in Section 1.1(a).
                                                               --------------

          "Rates" means the monthly service charges and published or quoted rates for the services related to the Subject Systems of Seller, as set forth and described on Schedule 3.16.
                 -------------

          "Real Property" means all real property leased or owned by Sellers required for operation of the Subject Business as set forth on Schedule 3.5.
                                                               ------------

          "Required Approval Applications" has the meaning ascribed to it in
Section 3.17(e).
---------------

          "Required Approvals" has the meaning ascribed to it in Section
                                                                 -------
3.17(e).
-------
          "Restricted Period" has the meaning ascribed to it in Section 5.5.
                                                                -----------

          "Restricted SMATV Areas" means those geographic areas in Chicago Franchise Areas 1, 2, 3 and 4 and the villages of Skokie and Northbrook where SMATV Systems operate in the absence of a determination from the FCC pursuant to
Section 623(1) of the Communications Act.

          "Retained Liabilities" has the meaning ascribed to it in Section 1.2.
                                                                   -----------

          "Right of Entry Agreements" means those right of entry agreements between Sellers and owners of multiple dwelling units located in the Subject Area to provide cable, telephone or data services to such multiple dwelling units which are listed on Schedule 3.18(b) hereto.
                          ----------------

          "ROE Advances" means all amounts paid by the Sellers on or prior to the Closing Date to owners of multiple dwelling units located in the Subject Area who are parties to Right of Entry Agreements, which represent advances or payments of any revenue sharing amounts required under the Right of Entry Agreements and which correspond to amounts payable with respect to any period after the Closing Date.

          "Seller Bondholders" has the meaning ascribed to it in Section 1.3(c).
                                                                 --------------

          "Seller Shareholders" has the meaning ascribed to it in Section
                                                                  -------
1.3(c).
------
          "Sellers" has the meaning ascribed to it in the Recitals.

          "Shareholder and Bondholder Consent" has the meaning ascribed to it in
Section 1.3(c).
--------------

          "Signing" has the meaning ascribed to it in the Recitals.

          "Six-Month Post-Closing Date" has the meaning ascribed to it in
Section 2.4(c).
--------------

          "SMATV" means satellite master antenna television.

          "SMATV Adjustment" has the meaning ascribed to it in Section 2.4d).
                                                               -------------

          "SMATV Deduction" has the meaning ascribed to it in Section 2.2(d).
                                                              --------------

          "SMATV Subscribers " means subscribers of the SMATV Systems.

          "SMATV Systems" means those systems of the Subject Systems through which SMATV services are provided.

          "Subject Area" means the geographic areas described on Schedule A
                                                                 ----------
hereto.

          "Subject Business" has the meaning ascribed to it in the Recitals.

          "Subject Systems" has the meaning ascribed to it in the Recitals.

          "Subscriber" means subscribers to services provided by the Subject Systems who, on the Closing Date, satisfy all of the following requirements:
(i) they are hooked up to the Subject Systems, have paid installation charges, if any, which have been due and are receiving cable services from the Subject Business; (ii) they are currently being charged by, and obligated to pay to, and have paid to, the Sellers the Rates for such services as are provided by Sellers; (iii) they do not have any outstanding bill or any service charges more than sixty (60) days delinquent from the original "past due" date stated on such billing; (iv) the payment of their bills or service charges for services of the Subject Systems rendered, during the two (2) complete calendar months before Closing, has not been waived or forgiven, in whole or in part except for credits granted as the result of a failure of the Subject Business in rendering services for which charges have accrued; and (v) they have not provided Seller with any notice requesting termination of the services provided by the Subject Systems.

          "Subscriber Deduction" has the meaning ascribed to it in Section
                                                                   -------
2.2(a).
------

          "Tax" or "Taxes" means all taxes, assessments, charges, duties, fees, levies, imposts or other governmental charges, including, without limitation, all federal, state, local foreign and other income, environmental, add-on, minimum, franchise, profits, capital gains, capital stock, capital structure, transfer, sales, gross receipt, use, ad valorem, service, service use, lease,
                                     ----------
recording, customs, occupation, property, excise, gift, severance, windfall profits, premium, stamp, license, payroll, social security, employment, unemployment, disability, value-added, withholding, and other taxes, assessments, charges, duties, fees, levies, imposts or other governmental charges of any kind whatsoever (whether payable directly or by withholding and whether or not requiring the filing of a return) and all estimated taxes, deficiency assessments, additions to tax, additional amounts imposed by a governmental authority (domestic or foreign), penalties, fines and interest, and shall include any liability for such amounts as a result either of being a member of a combined, consolidated, unitary or affiliated group or of a contractual obligation to indemnify any person, regardless of whether disputed.

          "Tax Return" means any return, report, information return or other document (including, without limitation, any amendments thereto and related or supporting information) filed or required to be filed with respect to Taxes.

          "Terminable Subscriber" means any Subscriber covered by Transferred Right of Entry Agreements which terminates or expires and is non-renewable during the six (6) months following the Closing Date.

          "Terminable Subscriber Adjustment" has the meaning ascribed to it in
Section 2.4(c).
--------------

          "Terminable Subscriber Deduction" has the meaning ascribed to it in
Section 2.2(c).
--------------

          "Termination Events" has the meaning ascribed to it in Section
                                                                 -------
8.1(a)(v).
---------

          "Termination Expenses" has the meaning ascribed to it in Section 5.13.
                                                                   ------------

          "Thirty-Day Subscriber" means any Subscriber who initiated subscription to the services of the Subject Business within thirty (30) days prior to the Closing Date.

          "Thirty-Day Subscriber Adjustment" has the meaning ascribed to it in
Section 2.4(b).
--------------

          "Thirty-Day Subscriber Deduction" has the meaning ascribed to it in
Section 2.2(b).
--------------

          "Transaction" has the meaning ascribed to it in the Recitals.

          "Transferred Right of Entry Agreements" has the meaning ascribed to it in Section 2.2(a).
   --------------

          "Transition Services" has the meaning ascribed to it in Section
                                                                  -------
5.12(b).
-------

          "Transition Services Agreement" has the meaning ascribed to it in the Recitals.

          "Two-Month Post-Closing Date" has the meaning ascribed to it in
Section 2.4(a).
--------------

          "Validly Transferred Right of Entry Agreements" has the meaning ascribed to it in Section 2.2(a).
                  --------------

          "Vehicles" means all of the vehicles listed on Schedule 8 hereto, and
                                                         ----------
includes both vehicles owned by the Sellers and vehicles leased by the Sellers required for use in connection with the Subject Business.

          "Year-End Statements" has the meaning ascribed to it in Section
                                                                  -------
3.3(a).
------

16.6      Section   Governing Law. This Agreement shall be governed by and
                    -------------
construed in accordance with the laws of the State of New York (other than the choice of law principles thereof).
16.7      Section   Jurisdiction. Except as otherwise expressly provided in this
                    ------------
Agreement, the parties hereto agree that any suit, action or proceeding seeking to enforce any provision of, or based on any matter arising out of or in connection with, this Agreement or the transactions contemplated hereby shall be brought in the United States District Court for the Southern District of New York or any other New York State court sitting in New York City, and each of the parties hereby consents to the jurisdiction of such courts (and of the appropriate appellate courts therefrom) in any such suit, action or proceeding and irrevocably waives, to the fullest extent permitted by law, any objection which it may now or hereafter have to the laying of the venue of any such suit, action or proceeding in any such court or that any such suit action or proceeding which is brought in any such court has been brought in an inconvenient forum. Process in any such suit, action or proceeding may be served on any party anywhere in the world, whether within or without the jurisdiction of any such court. Without limiting the foregoing, each party agrees that service of process on such party in accordance with this Section shall be deemed effective service of process on such party.

16.8      Section   WAIVER OF JURY TRIAL. EACH OF THE PARTIES HERETO HEREBY
                    --------------------
IRREVOCABLY WAIVES ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATED TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY.

6.9       Section   Assignability. This Agreement shall not be assignable
                    -------------
otherwise than by operation of law by either party without the prior written consent of the other party, and any purported assignment by any party without the prior written consent of the other party shall be void; provided, however,
                                                            --------  -------
that Buyer may assign this Agreement to any Affiliate of Buyer. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns.

6.10      Section   Remedies. The parties agree that irreparable damage would
                    --------
occur in the event that any of the provisions of this Agreement were not performed in accordance with their specific terms or were otherwise breached. It is accordingly agreed that the parties shall be entitled to an injunction or injunctions to prevent breaches of this Agreement and to enforce specifically the terms and provisions of this Agreement in any court of the United States located in the State of New York, this being in addition to any other remedy to which they are entitled at law or in equity. No right or remedy herein conferred to any party is intended to be exclusive of any other right or remedy, and every right and remedy shall be, to the extent permitted by law, cumulative and in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or otherwise, and shall not prevent the concurrent assertion or employment of any other appropriate right or remedy.

16.11     Section   Waivers and Amendments. Any waiver of any term or condition,
                    ----------------------
or any amendment or supplementation, of this Agreement shall be effective only if in writing. A waiver of any breach of any of the terms or conditions of this Agreement shall not in any way be construed as a waiver of any subsequent breach.

16.12     Section   Illegality. In the event that any one or more of the
                    ----------
provisions contained in this Agreement shall be determined to be invalid, illegal or unenforceable in any respect for any reason, the validity, legality and enforceability of any such provision in any other respect and the remaining provisions of this Agreement shall not, at the election of the party for whom the benefit of the provision exists, be in any way impaired.
16.13     Section   Descriptive Headings. The descriptive headings of this
                    --------------------
Agreement are for convenience only and shall not control or affect the meaning or construction of any provision of this Agreement.
16.14     Section   Counterparts. This Agreement may be signed in any number of
                    ------------
counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument. This Agreement shall become effective when each party hereto shall have received counterparts hereof signed by all of the other parties hereto.
                        SIGNATURE PAGE IS THE NEXT PAGE

          IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first above written.

                         21st CENTURY CABLE TV OF CHICAGO, INC.


                         By: ___________________________
                             Name:
                             Title:



                         ONEPOINT COMMUNICATIONS CORP.


                         By: ___________________________
                             Name:
                             Title:


                         ONEPOINT COMMUNICATIONS -
                           ILLINOIS, LLC

                         By: ___________________________
                             Name:
                             Title:

                         JAMES A. OTTERBECK
                         Solely with respect to Section 5.5 and in connection
                                                -----------

                         By: ___________________________
                             Name:  James A. Otterbeck
                             Title:

                                                                      Exhibit B
                                                                      ---------

                           FORM OF ESCROW AGREEMENT
                           ------------------------


          ESCROW AGREEMENT, dated as of [  ], 2000 (the "Indemnity Escrow
                                                         ----------------
Agreement"), by and among 21st Century Cable TV of Chicago, Inc., a Delaware
---------
corporation ("Buyer"), OnePoint Communications Corp., a Delaware corporation
              -----
(the "Parent"), OnePoint Communications - Illinois L.L.C., a Delaware limited
      ------
liability company and a wholly-owned subsidiary of Parent ("OnePoint," and
                                                            --------
together with Parent, the "Sellers") and The Chase Manhattan Bank, as escrow
                           -------
agent (the "Escrow Agent").
            ------------

          WHEREAS, concurrently herewith, the Sellers and the Buyer are closing certain transactions (the "Closing") contemplated by the Asset Purchase
                           -------
Agreement by and among the Sellers and the Buyer, dated as of June 16, 2000 (the "Purchase Agreement"), which provides for the purchase by the Buyer from the
 ------------------
Sellers of substantially all of the assets of and the business conducted by OnePoint, for a cash purchase price equal to $10,000,000 (of which $5,000,000 has been deposited with Seller as a good faith deposit), as adjusted pursuant to the terms of the Purchase Agreement (the "Purchase Price"), subject to the terms
                                          --------------
and conditions set forth in the Purchase Agreement (capitalized terms used and not otherwise defined herein shall have the meanings given to them in the Purchase Agreement);

          WHEREAS, pursuant to Section 2.7(a) of the Purchase Agreement, at the Closing the Buyer shall deliver and place in escrow with the Escrow Agent $2,000,000 of the Purchase Price (the "Indemnity Escrow Amount"), for the
                                       -----------------------
purpose of satisfying claims for Losses of the Buyer Indemnified Persons (the "Claims") and as security for Sellers' indemnification obligations under Article
 ------
VII of the Purchase Agreement;

          WHEREAS, pursuant to Section 2.5 of the Purchase Agreement, in the event that calculation of the Purchase Price Deductions results in a Purchase Price at Closing which is less than $7,000,000 (i.e., the sum of the $5,000,000 Deposit and the $2,000,000 Indemnity Escrow Amount), all sums to be paid to Parent post-closing in connection with any Post-Closing Contingent Payments shall be deposited with the Escrow Agent until the portion of the Purchase Price deposited with the Escrow Agent is equal to the Indemnity Escrow Amount;

          WHEREAS, the Escrow Agent is willing to receive, hold and dispose of the Indemnity Escrow Amount in accordance with the terms hereof.

          NOW, THEREFORE, in consideration of the mutual agreements, covenants, representations and warranties contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:

          1.   Deposit of Escrow Funds.  (a) Pursuant to Section 2.7(a) of the
               -----------------------
Purchase Agreement, the Buyer hereby delivers to the Escrow Agent, and the Escrow Agent hereby acknowledges receipt of, (i) the entire Indemnity Escrow Amount, or (ii) in the event that calculation of the Purchase Price Deductions results in a Purchase Price which is less than $7,000,000, such portion of the Indemnity Escrow Amount which constitutes the entire amount of the Purchase Price payable at Closing.

               (b) Pursuant to Section 2.5 of the Purchase Agreement, in the event that calculation of the Purchase Price Deductions results in a Purchase Price at Closing which is less than $7,000,000, all sums to be paid to Parent in connection with any Post-Closing Contingent Payments shall be deposited with the Escrow Agent until the portion of the Purchase Price deposited with the Escrow Agent is equal to the Indemnity Escrow Amount;

          2.   Investments.  (a) The Escrow Agent agrees to hold said Indemnity
               -----------
Escrow Amount together with all interest accumulated thereon and proceeds or distributions therefrom (the "Escrow Fund") in escrow upon the terms and
                              -----------
conditions set forth in this Escrow Agreement. During the term of this Escrow Agreement, the Escrow Fund shall be invested and reinvested by the Escrow Agent in a trust account with The Chase Manhattan Bank. All trust investment orders involving Treasuries, commercial paper and other direct investments will be executed through Chase Asset Management ("CAM"), in the investment management
                                          ---
division of The Chase Manhattan Bank. The Escrow Agent shall have the right to liquidate any investments held in order to provide funds necessary to make required payments under this Escrow Agreement.

               (b) Any income or loss generated by or upon the Escrow Fund shall accrue to the benefit or detriment of Parent to the extent not necessary to satisfy Claims. Upon the expiration of the term of this Escrow Agreement, the Escrow Agent shall distribute the income, if any, generated by the Escrow Fund to Parent or such other successor, as provided. The Sellers shall be responsible for and shall pay any and all tax liabilities with respect to income generated by the Escrow Fund. All interest earned on the Escrow Fund shall be considered currently reportable income of the Sellers for federal income tax purposes. All fees of the Escrow Agent shall be paid out of funds available from the Escrow Fund or by Sellers in the event that such funds have been depleted.

               (c) The Sellers shall, in the notice section of this Indemnity Escrow Agreement, provide the Escrow Agent with their Tax identification Number
(TIN) as assigned by the Internal Revenue Service. All interest or other income earned under this Indemnity Escrow Agreement shall be allocated and paid as provided herein and reported by the recipient to the Internal Revenue Service as having been so allocated and paid.

          3.   Release of the Escrow Fund.  The Escrow Agent will hold the
               --------------------------
Escrow Fund in its possession until authorized hereunder to deliver the Escrow Fund or any specified portion thereof, as follows:

               (a) Subject to the provisions of Section 3(b) hereof, upon the date that is eighteen (18) months after the Closing Date (the "Escrow
                                                               ------
Termination Date") the Escrow Agent will distribute the Escrow Fund to Parent
----------------
or such other successor, as provided, after payment of any transaction fees, costs and expenses payable to the Escrow Agent or otherwise has been made.

               (b) Notwithstanding the provision of Section 3(a) hereof and upon written notice by the Buyer to the Escrow Agent, if the aggregate amount of Losses incurred by Buyer exceeds the Basket, as certified to the Escrow Agent in such notice, or, if the amount of Losses incurred by Buyer is not determinable, and if Buyer so notifies the Escrow Agent in writing that Buyer believes in good faith that the aggregate amount of Losses incurred by Buyer will exceed the Basket, upon written notice from the Buyer to the Escrow Agent that, pursuant to
Section 7.2 of the Purchase Agreement, the Buyer is asserting against the Sellers a right of indemnity with respect to any such Losses (which notice need not specify the amount of such Losses if such Losses is, in the good faith judgment of Buyer, not determinable, but shall state whether or not such Losses arises from an Asserted Liability by a third party pursuant to Section 7.3(a)), the Escrow Agent shall (i) if Buyer states such Claim is not determinable, continue to hold the entire Escrow Fund; or (ii) if such Claim does specify the amount of such Losses, continue to hold a portion of the Escrow Fund equal to the amount of the Claim as so specified (or, if the amount of the Claim exceeds the Escrow Fund, the entire Escrow Fund) in escrow, until there has been a Final Determination (as defined in Section 5 hereof) of the amount of such Losses. Upon written notice to the Escrow Agent of such Final Determination and upon delivery to the Escrow Agent of written notice of the amount of the Losses as provided in the Final Determination, the Escrow Agent shall, subject to the penultimate sentence of this paragraph (b), promptly distribute to the Buyer the amount held in escrow up to the amount of such Losses as Finally Determined (as defined in Section 5 hereof). Upon the delivery of a Claim or a notice of Final Determination to the Escrow Agent by the Buyer as set forth in this paragraph (b), the Escrow Agent shall promptly notify the Sellers of (and furnish them with copies of) such Claim or notice of Final Determination. If such Final Determination is in respect of Losses not resulting from, as applicable, liability asserted by a third party, as certified to the Escrow Agent in such notice of Final Determination, the Escrow Agent shall distribute to Buyer the amount held in escrow up to the amount of such Losses as Finally Determined on the sixtieth (60th) calendar day after the date the Sellers receive such written notice of Final Dete Determination; provided,
                                                                 --------
however,if any of the Sellers shall, within such sixty (60) day period, notify
-------
the Escrow Agent that the Sellers dispute such Final Determination, the Escrow Agent shall not distribute the amount of such Losses, or any portion thereof, to the Buyer until such dispute has been settled as provided in Section 4 hereof and notice of such settlement and of the amount, if any, to be paid in respect of the disputed Losses has been given to the Escrow Agent. Notwithstanding the provisions of this Section 3(b), the entire remaining Escrow Fund shall be distributed to the Sellers pursuant to Section 3(a) hereof upon the settlement of all Claims on or after the Escrow Termination Date.


          4.   Settlement of Disputes.  If any of the Sellers shall notify the
               ----------------------
Escrow Agent as provided in Section 3(b) hereof that the Sellers dispute the Final Determination of Losses not resulting from the assertion of liability by a third party, as certified to the Escrow Agent in such notice, such dispute, and any other dispute that may arise under this Escrow Agreement with respect to the delivery or ownership of right of possession of the Escrow Fund, shall be settled either by mutual agreement of the parties concerned (evidenced by appropriate instructions in writing to the Escrow Agent, signed by all such parties) or pursuant to the terms of the Purchase Agreement including, but not limited to, the provisions of Section 7.3(b) and Sections 8.4, 8.7, 8.8, 8.10 and 8.12 thereunder.

          The Escrow Agent shall be under no duty whatsoever to institute or defend any proceedings, nor shall the Escrow Agent be required to determine any dispute arising between the Sellers and the Buyer under this Escrow Agreement or take any other action regarding such dispute. The Escrow Agent shall hold all documents and funds which are subject to such dispute and shall wait for settlement of any such dispute by arbitration or otherwise (without liability to anyone), notwithstanding any provision to the contrary in this Escrow Agreement.

          5.   Final Determination.  For the purpose of this Escrow Agreement, a
               -------------------
"Final Determination" shall mean (i) in the case of Losses resulting from an
 -------------------
Asserted Liability by a third party, a written compromise or settlement signed by the Buyer and the Sellers, an arbitration award, or a final non-appealable order, decree, or judgment of a court of competent jurisdiction in the United States of America, or (ii) in the case of Losses not resulting from an Asserted Liability by a third party, a signed written statement from Buyer and the Sellers, or a final non-appealable order of a court of competent jurisdiction, setting forth the amount of the Losses as finally determined in accordance with the Purchase Agreement and briefly describing the basis for such determination.

          6.   Concerning the Escrow Agent.  (a)  The Escrow Agent shall be
               ---------------------------
entitled to receive such fees as are reasonable and customary as compensation for its services hereunder, and shall be reimbursed for all reasonable expenses, disbursements, and advances including reasonable attorneys fees incurred or made by the Escrow Agent in performance of its duties hereunder. Such fees shall be as set forth on the Fee Schedule attached hereto as Exhibit B.

               (b) The Escrow Agent may resign and be discharged from its duties hereunder at any time by giving notice of such resignation to the Buyer and the Sellers specifying a date when such resignation shall take effect. Upon such notice, a successor Escrow Agent shall be appointed with the consent of the Buyer and the Sellers, such successor Escrow Agent to become Escrow Agent hereunder upon the resignation date specified in such notice. If the Buyer and the Sellers are unable to agree upon a successor Escrow Agent within 30 days after such notice, the Escrow Agent shall be entitled to appoint its successor. The Escrow Agent shall continue to serve until its successor accepts the escrow and receives the Escrow Fund. The Buyer and the Sellers shall have the right at any time upon their mutual consent to substitute a new Escrow Agent by giving notice thereof to the then acting Escrow Agent.

               (c) The Escrow Agent undertakes to perform only such duties as are specifically set forth herein, and is not charged with knowledge of, or any duties or responsibilities in connection with, any other document. The Escrow Agent may conclusively rely, and shall be protected in acting or refraining from acting, on any written notice, instrument, or signature believed by it to be genuine and to have been signed or presented by the proper party or parties duly authorized to do so. The Escrow Agent shall have no responsibility for the contents of any writing contemplated herein and may rely without any liability upon the contents thereof.

               (d) The Escrow Agent shall not be liable for any action taken or omitted by it in good faith and believed by it to be authorized hereby or within the rights or power conferred upon it hereunder, nor for action taken or omitted by it in good faith, and in accordance with advice of counsel (which counsel may be of the Escrow Agent's own choosing), and shall not be liable for any mistake or fact or error of judgment or for any acts or omissions of any kind unless caused by willful misconduct or gross negligence.

               (e) Each of the parties hereto agrees to jointly and severally indemnify the Escrow Agent and hold it harmless against any and all liabilities incurred by it hereunder as a consequence of any party's action or omission to act (it being agreed and understood by the parties that each party shall so indemnify the Escrow Agent for any such liabilities incurred by the Escrow Agent as a consequence of such party's action or omission to act), and the parties agree jointly and severally to indemnify the Escrow Agent and hold it harmless against any and all liabilities incurred by it hereunder that are not a consequence of any party's action, except in either case for liabilities incurred by the Escrow Agent resulting from its own willful misconduct or gross negligence. Anything in this agreement to the contrary notwithstanding, in no event shall the Escrow Agent be liable for special, indirect or consequential loss or damage of any kind whatsoever (including, but not limited to, lost profits), even if the Escrow Agent has been advised of the likelihood of such loss or damage and regardless of the form of action.

               (f) The Escrow Agent shall not be liable for any action taken or omitted by it in good faith unless a court of competent jurisdiction determines that the Escrow Agent's willful misconduct was the primary cause of any loss to the parties hereto. In the administration of the escrow account hereunder, the Escrow Agent may execute any of its powers and perform its duties hereunder directly or through agents or attorneys and may, consult with counsel, accountants and other skilled persons to be selected and retained by it. The Escrow Agent shall not be liable for anything done, suffered or omitted in good faith by it in accordance with the advice or opinion of any such counsel, accountants or other skilled persons.

          7.   Miscellaneous.  (a) This Escrow Agreement shall be governed by
               -------------
and construed in accordance with the laws of the State of New York without giving effect to the principles of conflicts of law of such jurisdiction.

               (b) This Escrow Agreement and all of the provisions hereof shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and permitted assigns.

               (c) This Escrow Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

               (d) Any payments made hereunder shall be by check in immediately available funds, except as the payee and payor with respect to any such payment shall otherwise agree.

               (e) In the event funds transfer instructions are given (other than in writing at the time of execution of this Escrow Agreement), whether in writing, by telecopier or otherwise, the Escrow Agent is authorized to seek confirmation of such instructions by telephone call-back to the person or persons designated on Exhibit C hereto, and the Escrow Agent may rely upon the confirmations of anyone purporting to be the person or persons so designated. The persons and telephone numbers for call-backs may be changed only in a writing actually received and acknowledged by the Escrow Agent. The parties to this Escrow Agreement acknowledge that such security procedure is commercially reasonable.

               (f) It is understood that the Escrow Agent and the beneficiary's bank in any funds transfer may rely solely upon any account numbers or similar identifying number provided by either of the other parties hereto to identify the beneficiary, the beneficiary's bank, or an intermediary bank. The Escrow Agent may apply any of the escrowed funds for any payment order it executes using any such identifying number, even where its use may result in a person other than the beneficiary being paid, or the transfer of funds to a bank other than the beneficiary's bank, or an intermediary bank designated.

               (g) The provisions of this Escrow Agreement may be waived, altered, amended or supplemented, in whole or in part, only by a writing signed by all of the parties hereto.

               (h) Neither this Escrow Agreement nor any right or interest hereunder may be assigned in whole or in part by any party without the prior consent of the other parties.

               (i) The Escrow Agent shall not incur any liability for following the instructions herein contained or expressly provided for or written instructions given by the parties hereto.

               (j) In the event that the Escrow Agent shall be uncertain as to its duties or rights hereunder or shall receive instructions, claims or demands from any party hereto which, in its opinion, conflict with any of the provisions of this Escrow Agreement, it shall be entitled to refrain from taking any action and its sole obligation shall be to keep safely all property held in escrow until it shall be directed otherwise in writing by all of the other parties hereto or by a final order or judgment of a court of competent jurisdiction.

          8.   Termination.  This Escrow Agreement shall terminate on the
               -----------
earlier of (i) the Escrow Termination Date; provided, that if there has not been
                                            --------
a Final Determination in respect of Losses for which proper notice has been given in a Claim (pursuant to Section 3(b) hereof) prior to the Escrow Termination Date, this Escrow Agreement shall terminate after such Final Determination and the earlier of (x) the satisfaction of the Losses in connection therewith and the distribution of the entire Escrow Fund pursuant to
Section 4 hereof, or (y) notwithstanding the existence at such time of a Claim which is not then in dispute and which has not been satisfied in full from the Escrow Fund, upon the distribution of the entire Escrow Fund pursuant to Section 4 hereof; or (ii) the mutual written consent of the Buyer, the Sellers and the Escrow Agent to such termination. Upon such termination, the Buyer, the Sellers and the Escrow Agent shall be discharged from all obligations under this Escrow Agreement.

          9.   Notices.  All notices and other communications hereunder shall be
               -------
in writing and shall be deemed given upon (i) confirmed delivery by a nationally recognized overnight carrier or (ii) the expiration of five (5) business days after the day when mailed by United States Postal Service by certified or registered mail, return receipt requested, postage prepaid, at the following addresses (or at such other address for a party as shall be specified by like notice; provided, that notices of a change of address shall be effective only
        --------
upon receipt thereof) except with respect to the Escrow Agent as to which date shall be deemed given on the date received by the Escrow Agent:
          If to the Sellers:

               OnePoint Communications, Inc.
               2 Conway Park
               150 Field Drive, Suite 300
               Lake Forest, IL  60045
               Attn:  James A. Otterbeck, President
               Facsimile:
               Telephone:

          With copies to:

               Kirkland & Ellis
               200 East Randolph Drive
               Chicago, IL 60601
               Attn:  Willard Fraumann
               Facsimile:  (312) 861-2200
               Telephone:  (312) 861-2000


          If to Buyer:

               RCN Corporation
               105 Carnegie Center
               Princeton, NJ 08540-6215
               Attention:  General Counsel
               Telecopy:   609-734-3830
               Telephone:  609-734-3700

          With a copy to:

               Skadden, Arps, Slate, Meagher & Flom LLP
               Four Times Square
               New York, New York 10036
               Attn:  Howard L. Ellin
               Facsimile: (212) 735-2000
               Telephone: (212) 735-2438

          If to the Escrow Agent:

                    The Chase Manhattan Bank
                    450 West 33/rd/ Street
                    New York, New York 10001
                    Attention:  Escrow Administration, 15/th/ Floor
                    Telecopy:  (212) 946-8156

          IN WITNESS WHEREOF, the undersigned have executed this Escrow Agreement as of the date first above written.


                         21st CENTURY CABLE TV
                           OF CHICAGO, INC.

                         By:___________________________________________
                            Name:
                            Title:


                         ONEPOINT COMMUNICATIONS CORP.

                         By:___________________________________________
                            Name:
                            Title:


                         ONEPOINT COMMUNICATIONS -
                            ILLINOIS, LLC

                         By:___________________________________________
                            Name:
                            Title:


                         THE CHASE MANHATTAN BANK
                            as Escrow
                            Agent

                         By:____________________________________________
                            Name:
                            Title:

                                   Exhibit A

                                   Exhibit B

                           Escrow Agent Fee Schedule
                           -------------------------

                                   Exhibit C

                     Telephone Number(s) for Call-Backs and
          Person(s) Designated to Confirm Funds Transfer Instructions
          -----------------------------------------------------------


[Please fill in]

If to Buyer:

     Name                     Telephone Number
     ----                     ----------------

1. ____________________       ____________________

2. ____________________       ____________________

3. ____________________       ____________________


If to Seller:

     Name                     Telephone Number
     ----                     ----------------

1. ____________________       ____________________

2. ____________________       ____________________

3. ____________________       ____________________


[Telephone call-backs shall be made to each Buyer and Seller if joint instructions are required pursuant to this Escrow Agreement.]