Form 10-Q
period 2000-09-30
ONEPOINT COMMUNICATIONS CORP /DE
filed 2000-11-14
CIK 1070703

                       Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number  333-63787
                                               ---------


                         ONEPOINT COMMUNICATIONS CORP.
            (exact name of registrant as specified in its charter)

            State of Delaware                              36-4225811
(State or other jurisdiction of incorporation or        (I.R.S. Employer
             organization)                             Identification No.)

           Two Conway Park                                    60045
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

Yes     X                 No ____
    ---------

     As of November 14, 2000, the Company had 1,029,645 shares of Common Stock outstanding.

                         ONEPOINT COMMUNICATIONS CORP.

                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION
--------------------------------
Item 1.    Financial Statements

     ONEPOINT COMMUNICATIONS CORP.

     .  Consolidated Statements of Operations (Unaudited) for the three and nine
           months ended September 30, 2000 and 1999                                        4

     .  Consolidated Balance Sheet as of September 30, 2000 (Unaudited) and
           December 31, 1999                                                               5

     .  Consolidated Statements of Cash Flows (Unaudited) for the nine months
           ended September 30, 2000 and 1999                                               6

     .  Notes to Consolidated Financial Statements (Unaudited)                             7

     VIC-RMTS-DC, LLC

     .  Statements of Operations (Unaudited) for the three and nine months ended
           September 30, 2000 and 1999                                                    13

     .  Balance Sheet as of September 30, 2000 (Unaudited) and
           December 31, 1999                                                              14

     .  Statements of Cash Flows (Unaudited) for the nine months ended
           September 30, 2000 and 1999                                                    15

     .  Notes to Financial Statements (Unaudited)                                         16

     ONEPOINT SERVICES, LLC

     .  Consolidated Statements of Operations (Unaudited) for the three and nine
           months ended September 30, 2000                                                18

     .  Consolidated Balance Sheet as of September 30, 2000 (Unaudited) and
           December 31, 1999                                                              19

     .  Consolidated Statements of Cash Flows (Unaudited) for the nine
           months ended    September 30, 2000                                             20

     .  Notes to Consolidated Financial Statements (Unaudited)                            21


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operation

     ONEPOINT COMMUNICATIONS CORP.                                                        23
     VIC-RMTS-DC, LLC                                                                     29
     ONEPOINT SERVICES, LLC                                                               32

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       34

PART II.  OTHER INFORMATION:
---------------------------
Item 1. Legal Proceedings                                    35

Item 2. Changes in Securities and Use of Proceeds            35

Item 3. Defaults upon Senior Securities                      35

Item 4. Submission of Matters to a Vote of Security Holders  35

Item 5. Other Information                                    35

Item 6. Exhibits and Reports on Form 8-K                     35

Signatures                                                   37

Item 1.  Financial Statements
-----------------------------

                         OnePoint Communications Corp.
               Consolidated Statements of Operations (Unaudited)
                 (Dollars in thousands, except per share data)

                                                            Three Months Ended       Nine Months Ended
                                                               September 30             September 30
                                                          2000           1999         2000         1999
                                                    ---------------------------------------------------
Revenue                                             $     12,392   $    5,957   $   33,378   $   15,080
Cost of revenue                                           12,266        5,869       32,115       15,096
                                                    ---------------------------------------------------
                                                             126           88        1,263          (16)

Expenses:
 Selling, general and administrative                      18,379       12,766       52,784       33,432
 Depreciation and amortization                             1,077          727        3,232        1,947
                                                    ---------------------------------------------------
Loss from operations                                     (19,330)     (13,405)     (54,753)     (35,395)

Other income (expense)
 Interest income                                             291          506        1,143        2,308
 Interest expense                                         (4,127)      (3,369)     (12,131)     (11,489)
 Other                                                   (11,265)        (141)     (11,287)        (102)
                                                    ---------------------------------------------------
                                                         (15,101)      (3,004)     (22,275)      (9,283)
                                                    ---------------------------------------------------

Equity in income and (losses) of unconsolidated
 subsidiaries                                              4,610       (1,097)      24,325       (2,641)
                                                    ---------------------------------------------------
Loss before extraordinary item                           (29,821)     (17,506)     (52,703)     (47,319)
Extraordinary gain on bond repurchases                        --           --           --       20,506
                                                    --------------------------------------------------
Net Loss                                            $    (29,821)  $  (17,506)  $  (52,703)  $  (26,813)
                                                    ===================================================

Loss per share - Basic:
Loss before extraordinary item                           $(28.96)  $   (17.51)     $(51.85)  $   (47.32)
Extraordinary item                                            --           --           --        20.51
                                                     --------------------------------------------------
Net Loss                                             $    (28.96)  $   (17.51)     $(51.85)  $   (26.81)
                                                     ==================================================
Shares used in computing loss per share:
Weighted average common shares - basic                 1,029,645    1,000,000    1,016,445    1,000,000
                                                     ==================================================

                            See accompanying notes.

                         OnePoint Communications Corp.
                          Consolidated Balance Sheets
                 (Dollars in thousands, except per share data)

                                                                                        September 30,            December 31,
                                                                                            2000                   1999 (*)
                                                                                  -------------------------------------------
                                                                                  (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                            $       1,677              $      6,608
 Restricted cash                                                                                134                       134
 Investment in marketable securities, current                                                 1,762                     4,230
 Accounts receivable, net                                                                     5,162                     2,722
 Other receivable                                                                             2,000                        --
 Affiliate receivable                                                                           566                       266
 Prepaid expenses                                                                             1,448                     3,358
                                                                                  -------------------------------------------
Total current assets                                                                         12,749                    17,318
                                                                                  -------------------------------------------

Investment in marketable securities, non-current ($18,250 and $23,390,
 restricted                                                                                  18,652                    24,570
   at September 30, 2000 and December 31, 1999, respectively)
Investments in unconsolidated subsidiaries                                                       --                     2,240
Property and equipment, net                                                                  22,645                    20,378
Intangible assets, net                                                                        6,147                    10,909
Other assets                                                                                  2,203                     5,993
                                                                                  -------------------------------------------
Total assets                                                                          $      62,396              $     81,408
                                                                                  ===========================================
Liabilities, Redeemable Preferred Stock and Stockholders' (Deficit)
Current liabilities:
 Accounts payable and accrued expense                                                 $      27,563              $     17,232
 Affiliate payable                                                                            4,611                     3,778
 Accrued interest payable                                                                     5,024                     1,152
    Current portion of long term debt                                                         3,605                       980

Total current liabilities                                                                    40,803                    23,142

Deferred obligations                                                                            354                       864
Deferred gain on sale of equity interest in consolidated subsidiary                           3,744                     9,188
Minority interest in consolidated subsidiaries                                                1,256                     1,041
Long term debt                                                                              116,460                   102,437
Redeemable preferred stock, $1.00 par value, 35,000 shares authorized, 35,000
 shares issued and outstanding at redemption value                                           35,000                    35,000

Stockholders' deficit:
Common stock, $0.01 par value, 2,000,000 shares authorized, 1,029,645 and                        10                        10
 1,000,000 shares issued and outstanding at September 30, 2000 and December
 31, 1999 , respectively
 Additional capital                                                                          14,444                     6,870
 Note receivable - stockholder                                                               (1,500)                   (1,500)
 Accumulated deficit                                                                       (148,382)                  (95,679)
    Other comprehensive income                                                                  207                        35
                                                                                  -------------------------------------------
Total stockholders' (deficit)                                                              (135,221)                  (90,264)
                                                                                  -------------------------------------------
Total liabilities, redeemable preferred stock and stockholders' (deficit)             $      62,396              $     81,408
                                                                                  ===========================================

     (*) The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     See accompanying notes.

                         OnePoint Communications Corp.
               Consolidated Statements of Cash Flow (Unaudited)
                            (Dollars in thousands)

                                                                                                 Nine Months Ended September 30,
                                                                                                 2000                      1999
                                                                                             -------------------------------------
Operating activities
Net loss                                                                                     $    (52,703)             $  (26,813)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                     3,232                   1,947
  Amortization of premium (discount) of securities acquired included in interest income            (1,096)                   (973)
  Amortization of debt discount issuance cost and warrants included in interest expense               677                     683
  Amortization of developer payments included in reselling costs                                    2,583                   1,475
Losses in equity of interest of unconsolidated investments                                            792                   2,641
Loss on sale of private cable assets                                                               11,265
Extraordinary gain on bond repurchases                                                                 --                 (20,506)
Deferred gain on sale of investments                                                               (5,444)                     --
Unrealized gain /(loss) on investments in marketable securities                                       172                    (593)
Loss on disposal of property and equipment                                                             --                     114
Change in allowance for doubtful accounts                                                             648                     172
Change in minority interest                                                                           444                      --
Changes in operating assets and liabilities:
     Accounts receivable                                                                           (3,694)                 (1,141)
     Prepaid expenses                                                                               2,986                  (1,951)
     Other assets                                                                                   4,883                     100
     Affiliates payable                                                                               833                    (358)
     Affiliates receivable                                                                           (300)                    366
     Accounts payable and accrued expenses                                                         10,331                     788
     Accrued interest                                                                               3,872                   2,320
                                                                                             ------------------------------------
     Net cash (used in) operating activities                                                      (20,519)                (41,729)
Investing activities
Restricted cash, net                                                                                   --                   5,066
Proceeds from sale of unconsolidated subsidiary                                                    26,500                      --
Purchase of equity instruments                                                                      1,449                      --
Proceeds from sale of marketable securities                                                        51,986                  74,987
Purchase of marketable securities                                                                 (69,439)                 (8,313)
Purchase of Note Receivable                                                                          (900)                     --
Repayment of Note Receivable                                                                          633                      --
Acquisition of property and equipment                                                             (12,225)                 (8,714)
                                                                                             ------------------------------------
Net cash provided by investing activities                                                          (1,996)                 63,026
Financing activities
Proceeds from issuance of long-term debt                                                           20,000                      --
Proceeds from issuance (repayment) of short-term debt                                                  --                 (27,027)
Proceeds from issuance of common stock                                                              7,632                      --
Repayment of long-term debt                                                                        (5,851)                     --
Repayment of capital lease obligations                                                             (4,197)                     --
                                                                                             ------------------------------------
Net cash provided by (used in) financing activities                                                17,584                 (27,027)
                                                                                             ------------------------------------
Net (decrease) in cash                                                                             (4,931)                 (5,730)
Cash at the beginning of period                                                                     6,608                   5,730
                                                                                             ------------------------------------
Cash at the end of period                                                                    $      1,677              $       --
                                                                                             ====================================

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

     In August 2000, the Company signed a definitive merger agreement with Bell Atlantic Corporation d/b/a Verizon Communications ("Verizon") under which the Company would merge into a wholly-owned subsidiary of Verizon. As a result of this transaction, Verizon will acquire all of the Company's stock and the Company will be the surviving entity. The merger is anticipated to close during December 2000 and is subject to certain conditions, adjustments and regulatory and other approvals. Since signing the merger agreement, Verizon has provided the Company with certain equity and debt financing to fund its operations. See Management's Discussion and Analysis--Liquidity and Capital Resources for additional information related to the funding committments and impact to the Company if such financings are not consummated.

     The accompanying unaudited consolidated financial statements include the accounts of OnePoint Communications Corp., its wholly-owned subsidiaries, and its majority-owned subsidiaries (OnePoint Services, LLC, and VIC-RMTS-DC, LLC). All inter-company transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The consolidated results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 included in the Annual Report on Form 10-K of OnePoint Communications Corp. (File No. 333-63787), as filed with the Securities and Exchange Commission.

Note 2 - Summarized Income Statement Information of Affiliates

     Since 1997, the Company had a 41% minority equity investment in Mid-Atlantic Telcom Plus, LLC and accounted for this investment using the equity method. In March 2000, this company sold substantially all of its assets to Comcast Corporation, ceased operations and provided for an initial distribution of the sale proceeds. In July 2000, Mid-Atlantic Telcom Plus, LLC redeemed the Company's 41% interest for $4.5 million and entered into a series of agreements which terminated all relationships between the parties and waived any future claims.

     During March 2000, the Company purchased a minority equity investment of 1% in ComPlus LP, an affiliated company which provided engineering services to the Company and which was accounted for using the equity method. During the second quarter of 2000 this company became insolvent and the investment was written off. The Company also made a secured loan to ComPlus, LP in March 2000 for $0.9 million. Although the Company reserved $0.3 million against this loan during the second quarter, the Company has since received payments and offset its payable to this vendor in an amount sufficient to completely retire this secured loan. The combined results of operations and financial position of the Company's equity-basis affiliates are summarized below (in thousands):

                                                  Three Months Ended        Nine Months Ended
                                                     September 30              September 30
                                                2000             1999        2000         1999
Condensed Operating
 Information
Net sales                                         --          $ 4,937       17,197       $14,697
Income/(loss) from operations                     --            1,221        4,614         4,064
Gain on sale of assets                            --               --       83,310            --
Net income/(loss)                                 --           (2,675)     (75,593)       (6,407)

Note 3 - Long Term Debt

     In May 1998, the Company offered 175,000 units each consisting of a $1,000 principal amount of 14.5 % Senior Notes due 2008 (the "Senior Notes") and a warrant to purchase 0.635 shares of the common stock of the Company (a "Warrant") for gross proceeds of $175.0 million (collectively, the "Unit Offering"). The Company used approximately $80.5 million of the net proceeds from the Unit Offering to purchase securities pledged with a trustee to fund future interest payments on the Senior Notes (the "Pledged Securities"). The Company also used a portion of the proceeds to pay down the borrowings under a term note from Northern Trust Bank (the "Credit Facility") which the Company has borrowed again since that time. The Company completed open market purchases of Senior Notes having an aggregate principal amount of $92.3 million between November 9, 1998 and June 30, 1999 at various prices for an aggregate total cost of approximately $47.9 million, including accrued interest and transaction fees. The Company recognized an extraordinary gain on the early extinguishment of this debt of $19.8 million in the fourth quarter of 1998 and recognized an extraordinary gain of approximately $12.4 million and $8.0 million in the first and second quarters of 1999, respectively. Pursuant to the restricted securities agreement entered into in connection with the issuance of the Senior Notes, the trustee of the Pledged Securities released approximately $26.7 million of such securities on February 24, 1999 and $11.5 million on July 8, 1999 upon request by the Company. The balance of the net proceeds have been invested in network infrastructure, to support voice and data services, investment in the Company's subsidiaries and to fund working capital for general corporate purposes, including operating losses. As of September 30, 2000 the carrying value of the Senior Notes was $77.4 million net of the unamortized debt discount, warrants and issue costs of $1.9, $2.0 and $1.5 million respectively

     In March 1998, the Company obtained the $9.0 million Credit Facility. Borrowings under the Credit Facility outstanding as of December 15, 1998, (approximately $8.75 million) are repaid over a five-year period. The interest rate on borrowings under the Credit Facility is, at the Company's election: (i) Northern Trust's prime rate less 3/4 of 1%; (ii) LIBOR plus 50 basis points; or
(iii) the federal funds rate (as defined) plus 50 basis points. As of September 30, 2000, the Company had outstanding $8.3 million and obtained a $0.25 million letter of credit under the facility. On August 30, 1999 the Company established a $16.0 million credit facility (the "Second Credit Facility") with the same bank that matures on January 1, 2004. The terms of the Second Credit Facility are similar to those contained in the previous agreement. On August 30, 1999 the Credit Facility was amended in order to make the default provisions consistent under both facilities. As of September 30, 2000 the Company had $13.8 million outstanding on the Second Credit Facility and obtained $1.6 million in letters of credit.

     In July 2000, the Company entered into a $20.0 million unsecured loan agreement with Lucent Technologies Inc. which was guaranteed by all of the Company's controlled subsidiaries. Advances under this loan agreement were subsequently capped at $5.0 million at the Company's direction and incur interest at prime plus 7% per annum, with a scheduled maturity during 2008. This loan agreement was assigned by Lucent Technologies Inc. to Verizon Investments, Inc., an affiliate of Verizon, during October 2000 with an outstanding principal balance of $5.0 million.

     In August 2000, the Company entered into a $15.0 million unsecured loan agreement with Verizon Investments, Inc., an affiliate of Verizon, which was guaranteed by all of the Company's controlled subsidiaries. Advances under this loan agreement incur interest at prime plus 7% per annum, with a scheduled maturity during 2008. As of September 30, 2000 $10.0 million was drawn against this loan agreement.

Note 4 - Changes in Non-owner Equity

     Beginning in the first quarter of 1998, compliance with SFAS No. 130, "Reporting Comprehensive Income" was required. In accordance with the requirements of this standard, the components of changes in non-owner equity, net of related tax for the nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                                                       Nine Months Ended
                                                         September 30,
                                                   2000                    1999
                                           ----------------------------------------
     Net (loss)                              $   (52,703)            $   (26,813)
     Unrealized gain/(loss) on securities            207                     108
                                           ----------------------------------------
     Changes in non-owner equity             $   (52,496)            $   (26,705)
                                           ========================================

Note 5 - Accounting for Derivatives

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was required to be adopted in years beginning after June 15, 1999. The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Certain of the Company's holdings of equity instruments have been deemed derivatives pursuant to the criteria established in SFAS 133. The Company expects the adoption of SFAS 133 in fiscal 2001, as well as the effect on subsequent periods, to be immaterial. The Company is evaluating the impact of the adoption of SFAS 133, which will be adopted effective January 1, 2001, on the Company's financial position and results of operations.

Note 6 - Shareholder's Deficit

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

     The Company sold 29,645 shares of common stock in the second quarter of 2000 for net proceeds of $7.6 million and 17,850 warrants to purchase common stock in the third quarter for net proceeds of $2.5 million.

Note 7 - Disposition of Assets

     In September 2000, the Company completed the sale of its private cable assets in Chicago to 21st Century Cable TV of Chicago, Inc. The Company sold approximately $19.0 million in net assets, received $5.7 million in cash and recognized an accounts receivable balance of $2.0 million relating to an escrow amount.

          PP&E, net of accumulated depreciation of $2.8 million                   $10.4million
          Intangible assets, net of  accumulated amortization of $0.8 million     $3.9 million
          Other Assets                                                            $4.7 million
                                                                                  ------------
                                                                                  $19.0 million

          Cash proceeds received                                                  ($5.7million)
          Other receivable                                                        ($2.0 million)
                                                                                  -------------
          Loss on disposition                                                     $11.3 million
                                                                                  =============

     In addition to the proceeds received at closing and escrowed amounts, the Company can receive up to $2.0 million, or a pro rata share thereof, contingent upon the Company securing short-term extensions of contracts with property owners expiring prior to March 11, 2001. These contingent sales proceeds have not been recognized in the accompanying financial statements due to the uncertainty of the ultimate resolution of the contingencies.

Note 8 - Other Information

     The Company made cash payments of $7.7 million and $8.5 million for interest during the nine months ended September 30, 2000 and 1999, respectively. There were no cash payments for income taxes during those periods.

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

     All investments in affiliates accounted for under the equity method are in the Mid-Atlantic Region segment, except for the Company's investment in ComPlus, LP which is included in the Other segment. Equity in the net income/(losses) of investees accounted for by the equity method totaled $24.4 million and ($2.6) million for the Mid-Atlantic segment and ($0.1) million and $0.0 million for the Other segment for the nine months ended September 30, 2000 and 1999, respectively. The Company sold its remaining interest in the investment held in the Mid-Atlantic region during July 2000. The Mid-Atlantic region's investment in affiliates accounted for under the equity method totaled $0.0 million and $2.2 million as of September 30, 2000 and December 31, 1999, respectively. The Company wrote off its $0.1 million equity investment in ComPlus, LP during the second quarter due to the insolvency of ComPlus, LP. As the Other region's investment in affiliates accounted for under the equity method was established during the first quarter of 2000 and written off during the second quarter of 2000 the investment totaled $0.0 million and $0.0 million as of September 30, 2000 and December 31, 1999, respectively.

The following table provides certain financial information for each business segment (in thousands):

                                                    September  30,
                                               2000               1999
                                         --------------------------------
     Revenues:
       Central Region                      $  6,023            $ 4,512
       Mid-Atlantic Region                    5,550              3,187
       Southeast Region                       7,964              4,232
       Western Region                        13,841              3,112

     Other                                           --                    37
                                               ------------------------------
                                               $ 33,378              $ 15,080
                                               ==============================

     Earning/(Loss) from operations:
       Central Region                          $(10,401)             $(11,541)
       Mid-Atlantic Region                      (11,018)               (8,345)
       Southeast Region                         (12,287)               (7,690)
       Western Region                           (18,494)               (7,235)
       Other                                     (2,553)                 (584)
                                               ------------------------------
                                               $(54,753)             $(35,395)
                                               ==============================

     Identifiable assets:
       Central Region                          $  3,166              $ 20,784
       Mid-Atlantic Region                        3,689                 4,919
       Southeast Region                           3,672                 3,061
       Western Region                            14,025                 1,794
       Other                                     37,844                44,341
                                               ------------------------------
                                               $ 62,396              $ 74,899
                                               ==============================

     The following table provides gross revenues on a service line basis (in thousands):

                          Nine Months September 30,
                          2000                1999
                       --------------------------------
     Revenues:
          Voice           $29,626             $11,628
          Video             3,664               3,415
          Data                 88                  37
                       --------------------------------
                          $33,378             $15,080
                       ================================



Note 10 - Related Party Transactions

     The Company entered into a professional services agreement with The VenCom Group Inc., ("VenCom") in April 1998, pursuant to which VenCom provides financial and management consulting services and manages the Company's relationships with Ventures in Communications II, LLC ("VIC2") and SBC Communications Inc. ("SBC"). The Company accrued fees of $0.8 million during the nine month period ended September 30, 2000. Approximately $4.6 million and $3.8 million remained unpaid as of September 30, 2000 and December 31, 1999 respectively.

Note 11 - Deferred Gain on Sale of Equity Interest in Consolidated Subsidiary

     In December 1999 and February 2000, SBC Comventures, Inc., a wholly-owned subsidiary of SBC, invested $10.0 million and $5.0 million, respectively, to obtain a 24.0% and 12.0% direct ownership interest, respectively, in a majority-owned subsidiary of the Company, VIC-RMTS-DC, LLC. These transactions resulted in

Note 11 - Deferred Gain on Sale of Equity Interest in Consolidated Subsidiary (continued)

an aggregate deferred gain of approximately $12.9 million. This agreement provided the Company the right to repurchase the interest in VIC-RMTS-DC, LLC for the original sales price plus 15% per annum. In addition, SBC Comventures, Inc. has the right to put the VIC-RMTS-DC, LLC interests to the Company's Chairman, personally, under the same terms as the Company's call repurchase rights.

     In April 2000, the Company exercised its right to repurchase a portion of the common ownership interest in VIC-RMTS-DC, LLC previously sold to SBC Comventures, Inc. in exchange for $10.4 million. After giving effect to this repurchase, SBC Comventures, Inc. holds a 12.0% interest in VIC-RMTS-DC, LLC. The Company retains its call on such units at the original purchase price plus 15.0% per annum and SBC Comventures, Inc. retains its rights to put such interest to the Company's Chairman, personally, under the same provisions as the Company's call right. As of September 30, 2000 the Company has accrued $0.6 million relating to the outstanding ownership interest of $5.0 million. The Company has deferred the recognition of gains generated by the sale of VIC-RMTS-DC, LLC units to SBC Comventures, Inc. due to the uncertainty of the ultimate outcome of these transactions.

Note 12 - Leases

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

Note 13 - Subsequent Events

     In October 2000, the Company sold to Verizon Investments, Inc. of a Common Stock Purchase Warrant to purchase 17,850 shares of Common Stock, par value $0.01 per share, of the Company in exchange for $2.5 million.

     In October 2000, the Company borrowed an additional $5.0 million against the unsecured loan agreement with Verizon Investments, Inc., an affiliate of Verizon, which was guaranteed by all of the Company's controlled subsidiaries. Advances under this loan agreement incur interest at prime plus 7% per annum, with a scheduled maturity during 2008. As of October 31, 2000 $15.0 million was outstanding against this loan agreement.

     Pursuant to Section 5.18 of the Verizon merger agreement, the shareholders of the Company received notice from Verizon on November 2, 2000 that requires them to invest $12.9 million of additional equity in the Company by November 17, 2000.

Item 1.  Financial Statements
-----------------------------

                               VIC-RMTS-DC, LLC
                     Statements of Operations (Unaudited)
               (Dollars in thousands, except for per unit data)

                                                     Three Months Ended September 30,        Nine Months Ended September 30,
                                                        2000                 1999                2000                 1999
                                                 ------------------------------------------------------------------------------
Revenue                                            $        1,946        $       1,291      $       5,550   $       3,187
Cost of revenue                                             1,857                1,547              6,108           3,887
                                                 ------------------------------------------------------------------------------
                                                               89                 (256)              (558)           (700)
Expenses:
 Selling, general and administrative                        3,438                2,535             10,135           7,365
 Depreciation and amortization                                110                   94                326             280
                                                 ------------------------------------------------------------------------------

Net loss                                           $       (3,459)       $      (2,885)     $     (11,019)  $      (8,345)

                                                 ==============================================================================
Basic loss per unit                                $  (120,522.65)       $ (106,534.49)     $ (383,937.28)  $ (322,128.00)
                                                 ==============================================================================

Units used in the computation of basic loss
per unit                                                     28.7                 27.1               28.7            25.9
                                                 ==============================================================================

See accompanying notes.

                                VIC-RMTS-DC, LLC
                                 Balance Sheets
                             (Dollars in thousands)

                                                                                      September 30,      December 31,
                                                                                         2000              1999(*)
                                                                                 ---------------------------------------
                                                                                    (Unaudited)
Assets
Current assets:
 Accounts receivable, net                                                        $         1,013         $     554
 Affiliate receivable                                                                         --               263
 Prepaid expenses                                                                            334               730
                                                                                 ---------------------------------------
Total current assets                                                                       1,347             1,547

Property and equipment, net                                                                2,150             2,439
Other assets                                                                                 192               204
                                                                                 ---------------------------------------
Total assets                                                                     $         3,689         $   4,190
                                                                                 =======================================


Liabilities and Unitholders' Equity
Current liabilities:
 Accounts payable and accrued expenses                                           $         2,135             1,744

Total current liabilities                                                                  2,135             1,744

Other deferred obligations                                                                    --               171

Unitholders Equity:
 Contributed capital                                                                      43,214             2,916
 Accumulated deficit                                                                     (41,660)            0,641)
                                                                                 ---------------------------------------
Total unitholders' equity                                                                  1,554             2,275
                                                                                 ---------------------------------------
Total liabilities and unitholders' equity                                        $         3,689         $   4,190
                                                                                 =======================================

(*) The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                               VIC-RMTS-DC, LLC
                      Statements of Cash Flow (Unaudited)
                 (Dollars in thousands, except per unit data)


                                                                                 Nine Months Ended September 30,
                                                                                   2000                  1999
                                                                          ------------------------------------------
Operating activities
Net loss                                                                        $(11,019)            $  (8,345)
Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation and amortization                                                    326                   280
      Amortization of developer payments included in reselling                       434                   527
       cost
  Change in allowance for doubtful accounts                                          129                    70
Changes in operating assets and liabilities:
    Accounts receivable                                                             (588)                 (350)
    Affiliates receivable                                                            263                  (142)
    Other assets                                                                     (31)                  102
    Prepaid expenses                                                                   5                  (506)
   Accounts payable, accrued expenses and deferred obligations                       220                   610

    Net cash used in operating activities                                        (10,261)               (7,754)

Investing activities
Acquisition of property and equipment                                                (37)                 (522)
                                                                          -------------------------------------------
Net cash used in investing activities                                                (37)                 (522)

Financing activities
Unitholder contributions                                                          10,298                 8,276
Net cash provided by financing activities                                         10,298                 8,276
                                                                          -------------------------------------------
Net increase (decrease) in cash                                                        -                     -
Cash at the beginning of period                                                        -                     -
Cash at the end of period                                                   $          -              $      -
                                                                          ===========================================

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

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 included in the Annual Report on Form 10-K of OnePoint Communications Corp. (File No. 333-63787), as filed with the Securities and Exchange Commission.

Note 2 - Long Term Debt

     The Company is an unconditional guarantor of the 14 1/2% Senior Notes due 2008 issued by OnePoint in May 1998. As of September 30, 2000, there was $82.8 million in principal amount of Senior Notes outstanding. The Company is required under the Indenture governing the Senior Notes to comply with specified debt covenants, including limitations on sales of certain assets, mergers, distributions, and other activities.

     In May 1998, OnePoint offered 175,000 units each consisting of a $1,000 principal amount of 14 1/2% Senior Notes due 2008 (the "Senior Notes") and a warrant to purchase 0.635 shares of the common stock of OnePoint (a "Warrant") for gross proceeds of $175.0 million (collectively, the "Unit Offering"). OnePoint used approximately $80.5 million of the net proceeds from the Unit Offering to purchase securities pledged with a trustee to fund future interest payments on the Senior Notes (the "Pledged Securities"). OnePoint also used a portion of the proceeds to pay down the borrowings under a term note from Northern Trust Bank (the "Credit Facility") which OnePoint has borrowed again since that time. OnePoint completed open market purchases of Senior Notes having an aggregate principal amount of $92.3 million between November 9, 1998 and June 30, 1999 at various prices for an aggregate total cost of approximately $47.9 million, including accrued interest and transaction fees. OnePoint recognized an extraordinary gain on the early extinguishment of this debt of $19.8 million in the fourth quarter of 1998 and recognized an extraordinary gain of approximately $20.4 million in the first and second quarters of 1999. Pursuant to the restricted securities agreement entered into in connection with the issuance of the Senior Notes, the trustee of the Pledged Securities released approximately $26.7 million of such securities on February 24, 1999 and $11.5 million on July 8, 1999 upon request by OnePoint. The balance of the net proceeds have been invested in network infrastructure, to support voice and data services, to invest in OnePoint's subsidiaries and to fund working capital and for general corporate purposes, including operating losses.

     In March 1998, OnePoint obtained a $9.0 million credit facility from Northern Trust (the "Credit Facility"). Borrowings under the Credit Facility outstanding as of December 15, 1998, (approximately $8.75 million) are amortized over a five-year period. The interest rate on borrowings under the Credit Facility is, at OnePoint's election: (i) Northern Trust's prime rate less 3/4 of 1%; (ii) LIBOR plus 50 basis points; or (iii) the federal funds rate (as defined) plus 50 basis points. As of September 30, 2000, OnePoint had outstanding $8.3 million and obtained a $0.25 million letter of credit under the facility. On August 30, 1999 OnePoint established a $16.0 million credit facility (the "Second Credit Facility") with the same bank that matures on January 1, 2004. The terms of the Second Credit Facility are similar to those contained in the previous agreement. On August 30, 1999 the Credit Facility was amended in order to make the default provisions consistent under both facilities. As of September 30, 2000 OnePoint had $13.8 million outstanding on the Second Credit Facility and obtained $1.6 million in letters of credit.

     In August 2000, OnePoint entered into a $15.0 million unsecured loan agreement with Verizon Investments,

Inc., an affiliate of Verizon, which was guaranteed by all of OnePoint's controlled subsidiaries, including the Company. Advances under this loan agreement incur interest at prime plus 7% per annum, with a scheduled maturity during 2008. As of September 30, 2000 $10.0 million was outstanding under this loan agreement.

Note 3 - Unitholders' Equity

     As of September 30, 2000, the Company had received approximately $43.2 million in contributed capital, all of which was paid by OnePoint Communications Holdings, LLC ("OPC Holdings"), the Company's managing member.

     In December 1999 and February 2000, SBC Comventures, Inc., a wholly-owned subsidiary of SBC Communications Inc. ("SBC"), paid $10.0 million and $5.0 million, respectively to OPC Holdings in exchange for a 24.0% and 12.0% direct ownership interest, respectively, in the Company. These transactions have not been recognized in the accompanying financial statements, except for the transfer of relative net equity positions of the parties thereto, as such transactions were among the equity owners of the Company. These transactions resulted in an aggregate deferred gain of approximately $12.9 million on OPC Holdings financial statements. The agreements provided OPC Holdings the right to repurchase the interest in the Company from SBC Comventures, Inc. for the original sales price plus 15.0% per annum. In April 2000 OnePoint Communications Holdings, LLC repurchased a 24.0% ownership interest in the Company from SBC Comventures, Inc. for $10.4 million. As a result of this transaction SBC, Comventures Inc. currently holds a 12.0% interest in the Company and the call and put rights thereto remain in effect.

Note 4 - Subsequent Events

     In October 2000, OnePoint borrowed an additional $5.0 million against the unsecured loan agreement with Verizon Investments, Inc., an affiliate of Verizon, which was guaranteed by all of OnePoint's controlled subsidiaries, including the Company. Advances under this loan agreement incur interest at prime plus 7% per annum, with a scheduled maturity during 2008. As of October 2000 $15.0 million was outstanding against this loan agreement.

Item 1.  Financial Statements
-----------------------------

                            OnePoint Services, LLC
               Consolidated Statements of Operations (Unaudited)
               (Dollars in thousands, except for per unit data)


                                                                          Three Months Ended       Nine Months Ended
                                                                          September 30, 2000       September 30, 2000
                                                                      -------------------------------------------------
Revenue                                                               $        3,438                   $    7,835
Cost of revenue                                                                4,136                        7,825
                                                                      -------------------------------------------------
                                                                                (698)                          10

Expenses:
 Selling, general and administrative                                             957                        2,566
 Interest Income                                                                   7                           39
 Depreciation and amortization                                                   109                          321
                                                                      -------------------------------------------------

Net loss                                                              $       (1,757)                  $   (2,838)
                                                                      =================================================

Basic loss per unit                                                   $       (24.82)                  $   (40.09)
                                                                      =================================================

Units used in the computation of basic loss per  unit                      7,079,000                    7,079,000
                                                                      =================================================

See accompanying notes.

                             OnePoint Services, LLC
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                      September 30,           December 31,
                                                                                        2000                     1999(*)
                                                                                  ------------------------------------------
Assets                                                                              (Unaudited)
Current assets:
 Cash and cash equivalents                                                        $             694            $       1,549
 Accounts receivable, net                                                                       266                       73
 Inventory                                                                                      108                       70
 Prepaid expenses                                                                                11                        1
                                                                                  ------------------------------------------
Total current assets                                                                          1,079                    1,693

Property and equipment, net                                                                     426                      415
Intangible assets, net                                                                        2,490                    2,774
Other assets                                                                                    124                       82
                                                                                  ------------------------------------------
Total assets                                                                      $           4,119            $       4,964
                                                                                  ==========================================


Liabilities and Unitholders' Equity
Current liabilities:
 Accounts payable and accrued expenses                                            $           2,125            $         478
 Other current liabilities                                                                    1,759                    1,471

Total current liabilities                                                                     3,884                    1,949

Unitholders Equity:
 Preferred Units par value, 1,629,300 authorized, issued and outstanding                        923                      923
 Common Units par value, 6,790,700 units authorized and 5,449,700 units                       2,753                    2,706
  issued and outstanding
    Subscriptions receivable                                                                   (384)                    (395)
    Accumulated deficit                                                                      (3,057)                    (219)
                                                                                  ------------------------------------------
Total unitholders' equity                                                                       235                    3,015
Total liabilities and unitholders' equity                                         $           4,119            $       4,964
                                                                                  ==========================================

(*) The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                             OnePoint Services, LLC
                Consolidated Statements of Cash Flow (Unaudited)
                  (Dollars in thousands, except per unit data)

                                                              Nine Months Ended
                                                             September 30, 2000
                                                        -----------------------
Operating activities
Net loss                                                $        (2,838)
Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation and amortization                                   321
  Change in allowance for doubtful accounts                          --
Changes in operating assets and liabilities:
    Accounts receivable                                            (193)
    Inventory                                                       (38)
    Prepaid expenses                                                (10)
    Other assets                                                    (42)
    Accounts payable and accrued expenses                         1,935
   Other current liabilities                                         --

    Net cash used in operating activities                          (865)

Investing activities
Acquisition of intangible property                                   82
Acquisition of property and equipment                              (130)
                                                        -----------------------
Net cash used in investing activities                               (48)

Financing activities
Issuance of Preferred and Common membership units                    58
Net cash provided by financing activities                            58
                                                        -----------------------
Net increase (decrease) in cash                                    (855)
Cash at the beginning of period                                   1,549
Cash at the end of period                               $           694
                                                        =======================

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1999 and the inception period ended December 31, 1999 included in the Annual Report on Form 10-K of OnePoint Communications Corp. (File No. 333-63787), as filed with the Securities and Exchange Commission.

Note 2 - Long Term Debt

     The Company is an unconditional guarantor of the 14 1/2% Senior Notes due 2008 issued by OnePoint in May 1998. As of September 30, 2000, there was $82.8 million in principal amount of Senior Notes outstanding. The Company is required under the Indenture governing the Senior Notes to comply with specified debt covenants, including limitations on sales of certain assets, mergers, distributions, and other activities.

     In May 1998, OnePoint offered 175,000 units each consisting of a $1,000 principal amount of 14 1/2% Senior Notes due 2008 (the "Senior Notes") and a warrant to purchase 0.635 shares of the common stock of OnePoint (a "Warrant") for gross proceeds of $175.0 million (collectively, the "Unit Offering"). OnePoint used approximately $80.5 million of the net proceeds from the Unit Offering to purchase securities pledged with a trustee to fund future interest payments on the Senior Notes (the "Pledged Securities"). OnePoint also used a portion of the proceeds to pay down the borrowings under a term note from Northern Trust Bank (the "Credit Facility") which OnePoint has borrowed again since that time. OnePoint completed open market purchases of Senior Notes having an aggregate principal amount of $92.3 million between November 9, 1998 and June 30, 1999 at various prices for an aggregate total cost of approximately $47.9 million, including accrued interest and transaction fees. OnePoint recognized an extraordinary gain on the early extinguishment of this debt of $19.8 million in the fourth quarter of 1998 and recognized an extraordinary gain of approximately $20.4 million in the first and second quarters of 1999. Pursuant to the restricted securities agreement entered into in connection with the issuance of the Senior Notes, the trustee of the Pledged Securities released approximately $26.7 million of such securities on February 24, 1999 and $11.5 million on July 8, 1999 upon request by OnePoint. The balance of the net proceeds have been invested in network infrastructure, to support voice and data services, to invest in OnePoint's subsidiaries and to fund working capital and for general corporate purposes, including operating losses.

     In March 1998, OnePoint obtained a $9.0 million credit facility from Northern Trust (the "Credit Facility"). Borrowings under the Credit Facility outstanding as of December 15, 1998, (approximately $8.75 million) are amortized over a five-year period. The interest rate on borrowings under the Credit Facility is, at OnePoint's election: (i) Northern Trust's prime rate less 3/4 of 1%; (ii) LIBOR plus 50 basis points; or (iii) the federal funds rate (as defined) plus 50 basis points. As of September 30, 2000, OnePoint had outstanding $8.3 million and obtained a $0.25 million letter of credit under the facility. On August 30, 1999 OnePoint established a $16.0 million credit facility (the "Second Credit Facility") with the same bank that matures on January 1, 2004. The terms of the Second Credit Facility are similar to those contained in the previous agreement. On August 30, 1999, the Credit Facility was amended in order to make the default provisions consistent under both facilities. As of September 30, 2000 OnePoint had $13.8 million outstanding on the Second Credit Facility and obtained $1.6 million in letters of credit.

     In August 2000, OnePoint entered into a $15.0 million unsecured loan agreement with Verizon Investments, Inc., an affiliate of Verizon, which was guaranteed by all of OnePoint's controlled subsidiaries, including the Company. Advances under this loan agreement incur interest at prime plus 7% per annum, with a scheduled maturity during 2008. As of September 30, 2000 $10.0 million was outstanding under this loan agreement.

Note 3 - Subsequent Events

     In October 2000, OnePoint borrowed an additional $5.0 million against the unsecured loan agreement with Verizon Investments, Inc., an affiliate of Verizon, which was guaranteed by all of the OnePoint's controlled subsidiaries, including the Company. Advances under this loan agreement incur interest at prime plus 7% per annum, with a scheduled maturity during 2008. As of October 2000 $15.0 million was outstanding against this loan agreement.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations - OnePoint Communications Corp.

     Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999.

     Revenue

          Revenues for the three months ended September 30, 2000 were $12.4 million compared to $6.0 million for the same period ended September 30, 1999 an increase of $6.4 million or 106.7%. Telephony, cable television and data revenues for the three months ended September 30, 2000 were $11.2, $1.2 and $0.03 million respectively. The increase in revenues during the third quarter of 2000 compared to 1999 is due to an increase in multiple dwelling units and subscribers served by the Company and higher average revenue per subscriber as the Company continued to expand its customer base and the customers usage of multiple services. In addition, revenues earned by OnePoint Services, LLC, which was acquired by the Company in November 1999, contributed approximately $3.4 million to the increase in consolidated revenues.

     Cost of Revenue

          Cost of revenue (consisting primarily of telecommunications service costs, programming and payments to owners and employees of multiple dwelling units) was $12.3 million for the three month period ended September 30, 2000 compared to $5.9 million for the three month period ended September 30, 1999 an increase of $6.4 million or 108.5%. This increase is directly related to the increase in the number of subscribers to the Company's services and cost of additional services provided by OnePoint Services, LLC. The Company makes payments to developers of multiple dwelling units in advance of revenues to secure long-term contracts. Additionally, OnePoint Services, LLC, which was acquired by the Company in November 1999, contributed cost of goods sold of approximately $4.1 million. Revenue for the three months ended September 30, 2000 exceeded cost of revenue by $0.1 million.

     Selling, General and Administrative Expenses

          Selling general and administrative expenses were $18.4 million for the three month period ended September 30, 2000 compared to the $12.8 million for the three months ended September 30, 1999 an increase of $5.6 million or 43.8%. This increase was primarily the result of increases in personnel and related costs and the increased number of subscribers for the Company's communications services and the provisioning of those services. The Company continues to experience high customer activation costs as it currently provides services through resale agreements with the incumbent local exchange carriers ("ILECs") and is dependent on the ILECs for the efficiency of order processing and installation while it operates on a resale platform. The reserve for bad debts was increased from 10.7% to 17.8% of outstanding accounts receivable from the September 30, 1999 to September 30, 2000. The Company is implementing credit scoring and deposit programs to address its high rate of bad debt.

     Depreciation and Amortization

          Depreciation and amortization was $1.0 million for the three months ended September 30, 2000 compared to $0.7 million for the three months ended September 30, 1999 an increase of $0.3 million or 42.9%. This increase in depreciation is primarily due to an increase in telephony and data equipment of approximately $2.0 million.

     Interest Income and Expenses

          Interest expense was $4.1 million for the three months ended September 30, 2000 compared to $3.4 million for the three months ended September 30, 1999. This increase is primarily due to an increase in debt financing as the Company incurred an additional $15.0 million of indebtedness during the three month period ended September 30, 2000. Interest income was $0.3 million compared to $0.5 million for the three month periods ended September 30, 2000 and 1999 respectively. Interest income decreased $0.2 million reflecting a decrease in the balance of short-term investments as the proceeds have been used to fund capital improvements and operations.

     Other Income and Expense

          Other income and expense for the three month period ended September 30, 2000 was $11.3 million compared to $0.1 million for the three months ended September 30, 1999. The increase was the result of the Company's completed sale of its private cable assets in Chicago to 21st Century Cable TV of Chicago, Inc. in which the Company sold approximately $19.0 million in net assets, received $5.7 million in cash and recognized an accounts receivable of $2.0 million relating to an escrow amount resulting in a loss of $11.3 million.

     Equity in Losses in Unconsolidated Subsidiaries

          The Company recognized equity in the income and losses of its unconsolidated subsidiaries of $4.6 million and ($1.1) million for the three month periods ended September 30, 2000 and 1999, respectively. This increase in income of $5.7 million is a result of the Company's recognized gain in the third quarter of 2000 of approximately $4.3 million relating to the sale of substantially all of the assets, net of certain liabilities, of Mid-Atlantic Telcom Plus, LLC which amounts were offset by operating losses from that investee.

     Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999.

     Revenue

          Revenues for the nine month period ended September 30, 2000 were $33.4 million compared to $15.1 million for the same period ended September 30, 1999 and increase of $18.3 or $121.2%. Telephony, cable television and data revenues were $29.6, $3.7 and $0.1 million respectively. The increase in revenues during the third quarter of 2000 compared to 1999 is due to an increase in multiple dwelling units and subscribers served by the Company and increases in the average revenue per subscriber as the Company continues to expand its customer base and the customers usage of multiple services. The revenue also increased due to approximately $7.8 million attributable to OnePoint Services, LLC, which was acquired in November 1999.

     Cost of Revenue

          Cost of revenue (consisting primarily of telecommunication service costs, programming and payments to owners and employees of multiple dwelling units) was $32.1 million for the nine month period ended September 30, 2000 compared to $15.1 million for the nine month period ended September 30, 1999, an increase of $17.0 million or 112.6%. This increase is a direct result of the increase in the number of subscribers to the Company's services and additional prepaid calling card services provided by OnePoint Services, LLC. The Company makes payments to developers of multiple dwelling units in advance of revenues to secure long-term contracts. Additionally, OnePoint Services, LLC, which was acquired by the Company in November 1999, contributed approximately $7.8 million in cost of goods sold. Revenue for the nine months ended September 30, 2000 exceeded cost of revenue by $1.3 million.

     Selling, General and Administrative Expenses

          Selling general and administrative expenses were $52.8 million for the nine month period ended September 30, 2000 compared to $33.4 million for the nine month period ended September 30, 1999 an increase of $19.4 million or 58.1%. This increase was primarily the result of increases in personnel and related costs and the increased number of subscribers for the Company's communications services and provisioning of those services. The Company continues to experience high customer activation costs as it currently provides services through resale agreements with the incumbent local exchange carriers ("ILECs") and is dependent on the ILECs for the efficiency of order processing and installation while it operates on a resale platform. The reserve for bad debts was increased from 10.7% to 17.8% of outstanding accounts receivable from September 30, 1999 to September 30, 2000. The Company is implementing credit scoring and deposit programs to address its high rate of bad debt.

     Depreciation and Amortization

          Depreciation and amortization was $3.2 million for the nine months ended September 30, 2000 compared to $1.9 million for the nine months ended September 30, 1999 and increase of $1.3 million or 68.4%. This increase in depreciation is primarily due to an increase in telephony and data equipment of approximately $14.0 million.

     Interest Income and Expenses

          Interest expense was $12.1 million for the nine months ended September 30, 2000 compared to

$11.5 million for the period ended September 30, 1999 an increase of $0.6 million or 5.2%. This increase is primarily due to the increase in debt financing as the Company incurred an additional $15.0 million of indebtedness during the three month period ended September 30, 2000. Interest income was $1.1 million for the nine months ended September 30, 2000 compared to $2.3 million for the nine months ended September 30, 1999 a decrease of $1.2 million or 52.2%. The decrease reflects a decline in the interest income from short-term investments due to lower balances of short term investments due to the use of the proceeds to fund capital improvements and operations.

     Other Income and Expense

          Other income and expense for the nine month period ended September 30, 2000 was $11.3 million compared to $0.1 million for the nine months ended September 30, 1999. The increase was the result of the Company's completed sale of its private cable assets in Chicago to 21st Century Cable TV of Chicago, Inc. The Company sold approximately $19.0 million in net assets, received $5.7 million in cash and recognized an accounts receivable of $2.0 million relating to an escrow amount resulting in a loss of $11.3 million.

     Equity in Losses in Unconsolidated Subsidiaries

          The Company recognized equity in the income and losses of its unconsolidated subsidiaries of $24.3 million and ($2.6) million for the periods ended September 30, 2000 and 1999, respectively. This increase in income of $26.9 million is a result of the Company's recognized gain in the first and third quarters of 2000 of approximately $20.0 and $4.3 million respectively, relating to the sale of substantially all of the assets, net of certain liabilities, of Mid-Atlantic Telcom Plus, LLC which amounts were offset by operating losses from that investee.

Liquidity and Capital Resources - OnePoint Communications Corp.

          The Company has financed its development through September 30, 2000 with proceeds from the issuance of $175.0 million in Senior Notes, $35.0 million of funding provided by Ventures in Communications, LLC ("VIC"), $0.1 million of equity invested by VenCom, L.L.C., borrowings under a $9.0 million credit facility from Northern Trust (the "Credit Facility"), a second $16.0 million credit facility from Northern Trust (the "Second Credit Facility"), a net $5.0 million sale of OnePoint's equity investment in VIC-RMTS-DC, LLC to SBC Comventures, Inc., a $5.0 million equity investment by Bell Atlantic Investments, a $2.6 million equity investment by Ventures in Communications II, LLC ("VIC2"), net proceeds of $26.5 million from the sale of Mid-Atlantic Telcom Plus, LLC, $5.7 million from the sale of its private cable assets, and $15.0 million in debt financing provided by Verizon. As of September 30, 2000: (i) VIC2 owned 98.1% of the Company's outstanding capital stock; (ii) the Company's Chairman Mr. Otterbeck indirectly owned 88.9% of VIC2's common membership units, and had first priority on the first $35.0 million of distributions by VIC2 (less all principal and interest payments on the VIC2 Note); (iii) SBC indirectly owned 10.1% of VIC2's common membership units and VIC had warrants exercisable for 11.9% of VIC2's equity (iv) CAIS Internet, Inc. owned 1% of VIC2's common membership units and (v) Bell Atlantic Investments Inc. owned 1.9% of the Company's outstanding capital stock.

          From February to June 1997, the Company made investments totaling approximately $12.0 million in Mid-Atlantic, a joint venture the Company entered into to provide video service in the mid-atlantic region. In March of 2000, Mid-Atlantic sold substantially all of its assets, net of certain liabilities to Comcast Corporation. The Company's proportionate share of the net proceeds related thereto was approximately $26.5 million, of which approximately $4.5 million was received in the third quarter of 2000. The Company recognized a gain of approximately $20.0 million in the first quarter of 2000 related to this transaction as a component of its equity in earnings/(losses) of unconsolidated subsidiaries. Remaining interests in Mid-Atlantic were sold in July 2000 for net proceeds of $4.5 million resulting in an additional gain of $4.3 million.

          In March 1998, the Company obtained a $9.0 million credit facility from Northern Trust (the "Credit Facility"). Borrowings under the Credit Facility outstanding as of December 15, 1998, (approximately $8.75 million) are repaid over a five-year period. The interest rate on borrowings under the Credit Facility is, at the Company's election: (i) Northern Trust's prime rate less 3/4 of 1%; (ii) LIBOR plus 50 basis points; or (iii) the federal funds rate (as defined) plus 50 basis points. As of September 30, 2000, the Company had outstanding $8.3 million and obtained a $0.25 million letter of credit under the facility. On August 30, 1999 the Company established a $16.0 million credit facility (the "Second Credit Facility") with the same bank that matures on January 1, 2004. The terms of the Second Credit Facility are similar to those contained in the previous agreement. On the same date the Credit Facility was amended in order to make the default provisions consistent under both facilities. As of September 30, 2000 the Company had $13.8 million outstanding on the Second Credit Facility and obtained $1.6 million in letters of credit.

     In May 1998, the Company offered 175,000 units each consisting of a $1,000 principal amount of 14 1/2% Senior Notes due 2008 (the "Senior Notes") and a warrant to purchase 0.635 shares of the common stock of the Company (a "Warrant") for gross proceeds of $175.0 million (collectively, the "Unit Offering"). The Company used approximately $80.5 million of the net proceeds from the Unit Offering to purchase securities pledged with a trustee to fund future interest payments on the Senior Notes (the "Pledged Securities"). The Company also used a portion of the proceeds to pay down the borrowings under the Credit Facility which the Company has borrowed again since that time. The Company completed open market purchases of Senior Notes having an aggregate principal amount of $92.3 million between November 9, 1998 and September 30, 1999 at various prices for an aggregate total cost of approximately $47.9 million, including accrued interest and transaction fees. The Company recognized an extraordinary gain on the early extinguishment of this debt of $19.8 million in the fourth quarter of 1998 and recognized an extraordinary gain of approximately $20.4 million in the first and second quarters of 1999. Pursuant to the restricted securities agreement entered into in connection with the issuance of the Senior Notes, the trustee of the Pledged Securities released approximately $26.7 million of such securities on February 24, 1999 and $11.5 million on July 8, 1999 upon request by the Company. The balance of the net proceeds have been used to invest in network infrastructure, to support voice and data services to fund future investments in the Company's subsidiaries and to fund working capital and for general corporate purposes, including operating losses. As of September 30, 2000, $82.8 million in principal amount of Senior Notes were outstanding.

     Cash flows used in operating activities were $21.0 million and $41.7 million for the nine months ended September 30, 2000 and 1999, respectively, a decrease of $20.7 million or 49.6%. A loss on the sale of the private cable assets in Chicago of $11.3 million and an increase in accrued expenses of $10.3 million helped to offset the operating loss of $52.8 million for the period ended September 30, 2000. Additionally, the Company recognized a $20.5 million gain on bond repurchases which increased the cash used in operating activities for the period ended September 30, 1999. Cash flows used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

     Net cash used by the Company for acquisitions of property and equipment during nine months ended September 30, 2000 totaled $14.0 million, compared to $8.7 million in 1999, an increase of $5.3 million or 60.9%. This increase was primarily due to the investment in equipment and systems for the Company's Internet Protocol-Based Network, ("IP-Based Network"). As of September 30, 2000 the Company had an accumulated deficit of $148.4 million, and had cash and cash equivalents of $1.7 million and available investments of $2.2 million, net of the Pledged Securities totaling $18.3 million.

     Cash flows used in investing activities for the nine months ended September 30, 2000 were $2.0 million. Cash flows provided by investing activities for the nine months ended September 30, 1999 were $63.0 million. The significant variance is primarily due to the purchase of marketable securities in 2000 using the proceeds of the sale of the investment in Mid-Atlantic Telcom Plus, LLC, the sale of the private cable assets by OnePoint Communications-Illinois, LLC and the debt and equity financing provided by Verizon. Cash flows provided by financing activities were $17.6 million for the nine months ended September 30, 2000. Cash flows used in financing activities for the nine months ended September 30, 1999 were $27.0 million. The significant variance from 2000 to 1999 was primarily attributable to the repayment of long-term debt that occurred in the first quarter of 1999. As of September 30, 2000 the Company had $1.7 million of cash and cash equivalents, excluding the Pledged Securities.

     In November of 1999 OnePoint Services LLC, a 71% majority owned subsidiary, was formed by the Company. On November 30, 1999 OnePoint Services, LLC purchased 100% of RCP Communications, Inc. ("RCP"), a prepaid telephony service company, for a total consideration of $1.0 million and 1.425 million restricted common units. Of these amounts $0.9 million and 1.050 million restricted common units are held in escrow subject to the achievement of certain revenue and cash flow targets. The consolidated results of operations, for the nine months ended September 30, 2000, of OnePoint Services, LLC and RCP are included in the Company's September 30, 2000 consolidated results of operations.

     In December 1999, the Company sold 6.889 units of VIC-RMTS-DC, LLC units for the sum of $10.0 million to SBC Comventures, Inc., a wholly owned subsidiary of SBC Communications, Inc. ("SBC"), an indirect holder of 9.9% of the Company's common stock. The Company exercised its option to sell an additional 3.445 units to SBC Comventures, Inc. in February 2000 for the sum of $5.0 million. The Company has the right to call the units at any time for the purchase price plus 15% per annum. In addition, SBC has the right to put the VIC-RMTS-DC, LLC units acquired from the Company directly to James Otterbeck, the Company's Chairman and the sole member of

VenCom, L.L.C. (an 87.2% owner of the Company), personally, under the same terms and conditions as the Company's call rights. In April 2000, OnePoint Communications Holdings, LLC repurchased a 24.0% ownership interest in its majority-owned subsidiary, VIC-RMTS-DC, LLC, from SBC Comventures, Inc. for $10.4 million. As a result of this repurchase, SBC Comventures, Inc. currently holds a 12.0% interest in VIC-RMTS-DC, LLC and the call and put rights related thereto remain in affect. As of September 30, 2000 the Company has accrued $0.6 million related to the possible repurchase of this outstanding equity interest.

     On March 20, 2000 the Company invested $0.1 million in ComPlus LP, an affiliated engineering services company, and acquired 10 redeemable units, representing a 1% equity interest. ComPlus LP provided services to the Company and is 98% owned by VIC, LLC and 1% owned by AMI-VCOM2 ("AMI2"), Inc. In addition, the Company made a secured loan to ComPlus LP for $0.9 million which accrued interest at 15% per annum, payable on demand. The investment was accounted for pursuant to the equity method and is not expected to be material to the Company's consolidated results of operations or financial position. In June 2000, the Company charged off its equity investment in ComPlus LP as ComPlus LP had become insolvent. In October 2000, the Company and ComPlus LP reached a setoff agreement whereby the Company reduced its demand note of $0.9 million by approximately $0.3 million in accounts payable due to ComPlus LP. Also in October 2000, the Company received $0.1 million against the remaining balance of the demand note. In November 2000, the Company received payment sufficient to completely retire the secured loan.

     In May 2000, the Company sold 19,570 common shares to Bell Atlantic Investments, Inc. for $5.0 million. In May 2000, the Company sold 10,075 shares of its common stock to VIC2 in exchange for $2.6 million.

     As the Company begins deployment of its IP-based network capable of providing a full range of voice, data and video services, the Company has divested its remaining private cable assets in Illinois and is in the process of divesting it private cable assets in Georgia. In September 2000, the Company completed the sale of the private cable and related assets of its wholly-owned subsidiary, OnePoint Communications-Illinois, LLC to 21st Century Cable TV of Chicago, Inc. for a purchase price of $10.0 million of which $2.0 million is subject to an escrow and an additional $2.0 million is being withheld by 21st Century subject to renewal and/or assignment of certain agreements.

     In July 2000, the Company entered into a $20.0 million unsecured loan agreement with Lucent Technologies Inc. Advances incur interest at prime plus 7% per annum. This agreement is guaranteed by all of the Company's controlled subsidiaries. During the third quarter of 2000, Verizon assumed the $5.0 million of debt outstanding to Lucent Technologies Inc. and signed an agreement with the Company to provide an additional $15.0 million in debt financing. As of October 19, 2000 the Company had a total of $20.0 million of debt outstanding to Verzion Investments, Inc.

     In October 2000, the Company sold to Verizon Investments, Inc. a Common Stock Purchase Warrant to purchase 17,850 shares of common stock, par value $0.01 per share, of the Company in exchange for $2.5 million.

     Pursuant to Section 5.18 of the Verizon merger agreement, the shareholders of the Company received notice from Verizon on November 2, 2000 that requires them to invest $12.9 million of additional equity in the Company by November 17, 2000. VIC2 is negotiating a bridge loan agreement with a bank to fund this amount, with all advances under this bridge loan subject to, among other items, the Company executing a loan agreement with Verizon for $25.0 million and Verizon waiving certain restrictions in the merger agreement related to pledging of the Company's equity and extending the time to close the Verizon merger agreement to January 4, 2001. In the event the bridge loan is executed and funded, VIC2 will invest $12.9 million of the proceeds into the Company. Without such funding, the Company will not have sufficient funds to continue operations through the end of the month, and it will be in breach of the merger agreement. The Company is not able to obtain additional debt financing pursuant to the terms of its indenture for the Senior Notes, and there can be no assurances the Company would be able to obtain equity financing. In that event, the value of the Senior Notes would be significantly impaired.

     The Company believes that if consummated, the $12.9 million equity contribution from VIC2 and the $25.0 million Verizon loan agreement will provide adequate capital for the Company to fund operations through the end of 2000 and beyond the anticipated closing of the merger. Each of these proposed agreements, however, would in certain respects be dependent upon the continuation and/or eventual closing of the Verizon merger. Should the Verizon merger agreement be terminated subject to certain provisions thereof, Verizon would not be required to make further advances under its loan. If the merger agreement is terminated for any reason, the lender on the loan to VIC2 may foreclose on its loan and take VIC2's equity interest in the Company, thus resulting in a change of control under the indenture and the Company's other debt instruments. Upon a change of control, the Company would be required to make an offer to purchase the Senior Notes at 101% of principal value, and would be required to repay its other debt. In that event, the Company does not believe that it would have the resources to meet its obligations with respect to its debts, including the Senior Notes.

     In the event the Verizon merger has not closed by the first quarter of 2001, the Company will be required to raise significant additional capital in order to fund its operations during 2001 and beyond. There can be no assurances that the Company would be able to raise such capital, or of the terms of any such financing. If the merger did not close by the first quarter of 2001 and Company was not able to raise the necessary capital, the Company's ability to meet its current and long-term obligations and to continue its operations would be in doubt, and the value of the Senior Notes would be significantly impaired.

     If the Verizon merger is consummated, the Company will become a subsidiary of Verizon. At this time, the Company cannot predict what its liquidity needs and resources would be following the consummation of the Merger.

Results of Operations - VIC-RMTS-DC, LLC

     In December 1999 and February 2000, a subsidiary of SBC purchased a 36.0% direct ownership interest in VIC-RMTS-DC, LLC, a majority-owned subsidiary of OnePoint Communications Corp. in exchange for $15.0 million. The agreement provided OnePoint Communications Corp. the right to repurchase a portion or all of the VIC-RMTS-DC, LLC interest in exchange for the original sales price plus 15.0% per annum and provided the SBC subsidiary the right to put the VIC-RMTS-DC, LLC interest to OnePoint Communications Corp.'s chairman personally under the same terms. In April 2000, OnePoint Communications Corp. exercised its rights to repurchase 24.0% of VIC-RMTS-DC LLC in exchange for $10.4 million. As of September 30, 2000 $0.6 was accrued relating to the outstanding ownership interest of $5.0 million.

     Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

     Revenue

     VIC-RMTS-DC, LLC's total revenues for the three months ended September 30, 2000 were $1.9 million compared to $1.3 million in the three months ended September 30, 1999, an increase of $0.6 million or 46.2% as VIC-RMTS-DC, LLC significantly increased its volume of operations and subscriber base.

     Cost of Revenue

     Cost of revenue (consisting primarily of telecommunication service costs and payments to owners and employees of multiple dwelling units) was $1.8 million in the three months ended September 30, 2000 as compared to $1.5 million in the three months ended September 30, 1999, an increase of $0.3 million or 20.0%. The Company makes payments to developers of multiple dwelling units in advance of revenues to secure long term contracts. Revenue for the three months ended September 30, 2000 exceeded cost of revenue by $0.1 million.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $3.4 million in the three months ended September 30, 2000 compared to $2.5 million in the three months ended September 30, 1999, an increase of $0.9 million, or 36.0%. This was primarily the result of increases in personnel and related costs associated with the provisioning of an increased volume of subscribers for VIC-RMTS-DC, LLC's communications services. VIC-RMTS-DC, LLC continues to experience high customer activation costs as it currently provides services through resale agreements with the ILECs and is dependent on the ILECs for the efficiency of order processing and installation. The reserve for bad debts was increased from 13.1% to 17.9% of outstanding accounts receivable from September 30, 1999 to September 30, 2000. The Company is implementing credit scoring and deposit programs to address its high rate of bad debt.

     Depreciation and Amortization

     Depreciation and amortization was $0.1 million in the three months ended
September 30, 2000 compared to $0.1   million in the three months ended
September 30, 1999, resulting in no increase or decrease.

     Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999

     Revenue

     VIC-RMTS-DC, LLC's total revenues for the nine months ended September 30, 2000 were $5.6 million compared to $3.2 million in the nine months ended September 30, 1999, an increase of $2.4 million or 75.0% as VIC-RMTS-DC, LLC significantly increased its volume of operations and subscriber base.

     Cost of Revenue

     Cost of revenue (telecommunication service costs and payments to owners and employees of multiple dwelling units) was $6.1 million in the nine months ended September 30, 2000 as compared to $3.9 million in the nine months ended September 30, 1999, an increase of $2.2 million or 56.4%. The Company makes payments to developers of multiple dwelling units in advance of revenues to secure long term contracts. Cost of revenue for the nine months ended September 30, 2000 exceeded revenue by $0.5 million.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $10.1 million in the nine months ended September 30, 2000 compared to $7.4 million in the nine months ended September 30, 1999, an increase of $2.7 million, or 36.5%. This was primarily the result of increases in personnel and related costs associated with the provisioning of an increased volume of subscribers for VIC-RMTS-DC, LLC's communications services. VIC-RMTS-DC, LLC continues to experience high customer activation costs as it currently provides services through resale agreements with the ILECs and is dependent on the ILECs for the efficiency of order processing and installation. The reserve for bad debts was increased from 13.1% to 17.9% of outstanding accounts receivable from September 30, 1999 to September 30, 2000. The Company is implementing credit scoring and deposit programs to address its high rate of bad debt.

     Depreciation and Amortization

     Depreciation and amortization was $0.3 million in the nine months ended September 30, 2000 compared to $0.3 million in the nine months ended September 30, 1999, resulting in no increase or decrease.

Liquidity and Capital Resources - VIC-RMTS-DC, LLC
(Dollars in thousands, except per unit data)

     VIC-RMTS-DC, LLC has financed its development with $43.2 million in cash of contributed equity by its unit holders.

     Cash flows used in operating activities were $10.3 million and $7.7 million in the nine months ended September 30, 2000 and the nine months ended September 30, 1999, respectively, an increase of $2.6 million or 33.8%. The increased number of subscribers and the associated costs to support those subscribers during the nine months ended September 30, 2000 precipitated this increase.
Cash flows used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

     Net cash used by VIC-RMTS-DC, LLC for investing activities, primarily for the acquisitions of property and equipment during the nine months ended September 30, 2000 totaled $0.04 million, compared to $0.5 million in the nine months ended September 30, 1999. This decrease is as a result of the delay in the procurement of telephony equipment by VIC-RMTS-DC, LLC. As of September 30, 2000 VIC-RMTS-DC, LLC had an accumulated deficit of $41.7 million, and had no cash or cash equivalents.

     Cash flows provided by financing activities were $10.3 million and $8.3 million in the nine months ended September 30, 2000 and the nine months ended September 30, 1999, respectively. As of September 30, 2000 VIC-RMTS-DC, LLC had no cash or cash equivalents.

     Pursuant to Section 5.18 of the Verizon merger agreement, the shareholders of OnePoint received notice from Verizon on November 2, 2000 that requires them to invest $12.9 million of additional equity in OnePoint by November 17, 2000. VIC2 is negotiating a bridge loan agreement with a bank to fund this amount, with all advances under this bridge loan subject to, among other items, OnePoint executing a loan agreement with Verizon for $25.0 million and Verizon waiving certain restrictions in the merger agreement related to pledging of OnePoint's equity and extending the time to close the Verizon merger agreement to January 4, 2001. In the event the bridge loan is executed and funded, VIC2 will invest $12.9 million of the proceeds into OnePoint. Without such funding, OnePoint will not have sufficient funds to continue operations through the end of the month, and it will be in breach of the merger agreement. OnePoint is not able to obtain additional debt financing pursuant to the terms of its indenture for the Senior Notes, and there can be no assurances OnePoint would be able to obtain equity financing. In that event, the value of the Senior Notes would be significantly impaired. Additionally, OnePoint would not be able to fund its subsidiaries including VIC-RMTS-DC LLC.

     OnePoint believes that if consummated, the $12.9 million equity contribution from VIC2 and the $25.0 million Verizon loan agreement will provide adequate capital for OnePoint to fund operations through the end of 2000 and beyond the anticipated closing of the merger. Each of these proposed agreements, however, would in certain respects be dependent upon the continuation and/or eventual closing of the Verizon merger. Should the Verizon merger agreement be terminated subject to certain provisions thereof, Verizon would not be required to make further advances under its loan. If the merger agreement is terminated for any reason, the lender on the loan to VIC2 may foreclose on its loan and take VIC2's equity interest in OnePoint, thus resulting in a change of control under the indenture and OnePoint's other debt instruments. Upon a change of control, OnePoint would be required to make an offer to purchase the Senior Notes at 101% of principal value, and would be required to repay its other debt. In that event, OnePoint does not believe that OnePoint or its subsidiaries including VIC-RMTS-DC LLC would have the resources to meet their obligations with respect to their debts, including the Senior Notes.

     In the event the Verizon merger has not closed by the first quarter of 2001, OnePoint will be required to raise significant additional capital in order to fund its operations during 2001 and beyond. There can be no assurances that OnePoint would be able to raise such capital, or of the terms of any such financing. If the merger did not close by the first quarter of 2001 and OnePoint was not able to raise the necessary capital, the ability of OnePoint or its subsidiaries including VIC-RMTS-DC LLC to meet their current and long-term obligations and to continue their operations would be in doubt, and the value of the Senior Notes would be significantly impaired.

     If the Verizon merger is consummated, OnePoint and its subsidiaries including VIC-RMTS-DC, LLC will become a subsidiary of Verizon. At this time, OnePoint cannot predict what its liquidity needs and resources would be following the consummation of the Merger.

Results of Operations - OnePoint Services, LLC

OnePoint Services, LLC commenced operations on November 30, 1999

     OnePoint Services, LLC's total revenues for the nine months ended September 30, 2000 were $7.8 million. Cost of Revenue (consisting primarily of telecommunication costs to provide prepaid phone service) was $7.8 million for the nine months ended September 30, 2000. Selling general and administrative expenses were $2.6 million for the same period. Depreciation and amortization was $0.3 million for the nine months ended September 30, 2000. Interest income was $0.04 million for the nine months ended September 30, 2000 comprised of interest on funds available for anticipated needs for the remainder of 2000.

Liquidity and Capital Resources - OnePoint Services, LLC

     OnePoint Services, LLC began operations in December 1999 and has financed its development with $3.2 million of contributed equity by unit holders.

     Cash flows used in operating activities were $0.9 million for the nine months ended September 30, 2000. Cash flows used in operating activities can vary from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

     Net cash used by OnePoint Services, LLC for the acquisitions of property and equipment during the nine months ended September 30, 2000 was $0.1 million. As of September 30, 2000 OnePoint Services, LLC has an accumulated deficit of $3.1 million and had $0.7 million of cash and cash equivalents.

     Pursuant to Section 5.18 of the Verizon merger agreement, the shareholders of OnePoint received notice from Verizon on November 2, 2000 that requires them to invest $12.9 million of additional equity in OnePoint by November 17, 2000. VIC2 is negotiating a bridge loan agreement with a bank to fund this amount, with all advances under this bridge loan subject to, among other items, OnePoint executing a loan agreement with Verizon for $25.0 million and Verizon waiving certain restrictions in the merger agreement related to pledging of OnePoint's equity and extending the time to close the Verizon merger agreement to January 4, 2001. In the event the bridge loan is executed and funded, VIC2 will invest $12.9 million of the proceeds into OnePoint. Without such funding, OnePoint will not have sufficient funds to continue operations through the end of the month, and it will be in breach of the merger agreement. OnePoint is not able to obtain additional debt financing pursuant to the terms of its indenture for the Senior Notes, and there can be no assurances OnePoint would be able to obtain equity financing. In that event, the value of the Senior Notes would be significantly impaired. Additionally, OnePoint would not be able to fund its subsidiaries including OnePoint Services, LLC..

     OnePoint believes that if consummated, the $12.9 million equity contribution from VIC2 and the $25.0 million Verizon loan agreement will provide adequate capital for OnePoint to fund operations through the end of 2000 and beyond the anticipated closing of the merger. Each of these proposed agreements, however, would in certain respects be dependent upon the continuation and/or eventual closing of the Verizon merger. Should the Verizon merger agreement be terminated subject to certain provisions thereof, Verizon would not be required to make further advances under its loan. If the merger agreement is terminated for any reason, the lender on the loan to VIC2 may foreclose on its loan and take VIC2's equity interest in OnePoint, thus resulting in a change of control under the indenture and OnePoint's other debt instruments. Upon a change of control, OnePoint would be required to make an offer to purchase the Senior Notes at 101% of principal value, and would be required to repay its other debt. In that event, OnePoint does not believe that OnePoint or its subsidiaries including OnePoint Services, LLC would have the resources to meet their obligation with respect to their debts, including the Senior Notes.

     In the event the Verizon merger has not closed by the first quarter of 2001, OnePoint will be required to raise significant additional capital in order to fund its operations during 2001 and beyond. There can be no assurances that OnePoint would be able to raise such capital, or of the terms of any such financing. If the merger did not close by the first quarter of 2001 and OnePoint was not able to raise the necessary capital, the ability of OnePoint or its subsidiaries including OnePoint Services, LLC to meet their current and long-term obligations and to continue their operations would be in doubt, and the value of the Senior Notes would be significantly impaired.

     If the Verizon merger is consummated, OnePoint and its subsidiaries including OnePoint Services, LLC will become a subsidiary of Verizon. At this time, OnePoint cannot predict what its liquidity needs and resources would be following the consummation of the Merger.

Inflation

     The Company's obligations under the Credit Facility, the Second Credit Facility and the Verizon debt agreements bear interest at floating rates, and an increase in interest rates could adversely affect, among other things, the Company's ability to meet its debt service requirements. VIC-RMTS-DC, LLC and OnePoint Services, LLC are not exposed to inflation other than those exposures attributable to the Parent Company.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

OnePoint Communications Corp.

     The Company has certain exposure to financial market risks, including changes in the interest rates and other relevant market prices. Specifically, an increase or decrease in interest rates would affect interest costs relating to our Credit Facility and our Second Credit Facility. Additionally, an interest rate fluctuation could affect the debt financing that has been provided by Verizon Communications which accrues at the prime rate of interest plus 7%. At September 30, 2000, the Company has an outstanding loan balance of $8.3 million and $13.8 million on the Credit Facility and the Second Credit Facility respectively and $15.0 million of debt outstanding with Verizon Communications. The outstanding loan balances represent approximately 31.8 % of our outstanding long-term debt.

     The Company also maintains securities which are classified as "available for sale" valued at $18.3 million as of September 30, 2000. An immediate increase or decrease in interest rates could have a material impact on the fair value of these financial instruments or on our short-term investment portfolio.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None

Item 5.  Other Information
--------------------------

     None
Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a) Exhibits.  The following  exhibits are included herein:

         2.1 Asset Purchase Agreement, dated as of June 16, 2000, among 21st Century Cable TV of Chicago, Inc., OnePoint Communications Corp., OnePoint Communications - Illinois L.L.C., and James A. Otterbeck. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2000.)

         2.2 Definitive Merger Agreement, dated as of August 4, 2000, among Bell Atlantic Corporation d/b/a/ Verizon Communications, Sphere Merger Corp., OnePoint Communications Corp., Ventures in Communications II, L.L.C. and VenCom, L.L.C. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 7, 2000 and amended on August 15, 2000)

         4.1 Loan Agreement dated July 26, 2000 between OnePoint Communications Corp. and Lucent Technologies, Inc.

         4.2 Loan Agreement dated August 24, 2000 between OnePoint Communications Corp. and Verizon Investments, Inc.

         4.3 Supplemental Indenture dated August 2, 2000 between OnePoint Communications Corp., Harris Trust and Savings Bank, as Trustee, Mid-Atlantic RMTS Holdings LLC and the other Subsidiary Guarantors listed therein.

        27.1 Financial Data Schedule

        (b) Reports on Form 8-K. The following Current Reports on Form 8-K were filed during the quarter for which this report is filed:

     Current Report on Form 8-K dated August 4, 2000 (filed August 7, 2000) reporting under Item 5 the execution of the Definitive Merger Agreement among Bell Atlantic Corporation d/b/a/ Verizon Communications, Sphere Merger Corp., OnePoint Communications Corp., Ventures in Communications II, L.L.C. and VenCom, L.L.C., as amended by the Form 8-K/A dated August 4, 2000 (filed August 15,
2000).

     Current Report on Form 8-K dated September 11, 2000 (filed September 22,
2000) reporting under Item 5 the consummation of the transactions contemplated by the Asset Purchase Agreement, dated as of June 16, 2000, among 21st Century Cable TV of Chicago, Inc., OnePoint Communications Corp., OnePoint Communications - Illinois L.L.C., and James A. Otterbeck.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2000.


                                    ONEPOINT COMMUNICATIONS CORP.



                                    By:    /s/ JOHN D. STAVIG
                                        -------------------------
                                          John D. Stavig
                                          Chief Financial Officer